Form 10-Q
period 1996-03-31
MERIT SECURITIES CORP
filed 1996-05-14
CIK 929426

8


====================================================================

                           UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             FORM 10-Q

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarter ended March 31, 1996

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  Commission file number 33-83524


                          MERIT SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

           Virginia                               54-1736551
(State or other jurisdiction of incorporation)     (I.R.S.
                                                  Employer Identification No.)

   4880 Cox Road, Glen Allen, Virginia            23060
   (Address of principal executive offices)      (Zip Code)

                           (804) 967-5800
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes [ ] No

As of April 30, 1996, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

====================================================================

                          MERIT SECURITIES CORPORATION
                             FORM 10-Q
                               INDEX


                                                                 Page Number
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
             Balance Sheets at March 31, 1996 and
             December 31, 1995                                             3

             Statements of Operations for the three months
             ended March 31, 1996 and 1995                                 4

             Statement of Shareholder's Equity for the three months
             ended March 31, 1996                                          5

             Statements of Cash Flows for the three months ended
             March 31, 1996 and 1995                                       6

             Notes to Unaudited Financial Statements                       7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               8

Item 5.    Other Information                                               8

Item 6.    Exhibits and Reports on Form 8-K                                8

SIGNATURES                                                                 12

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)



                                       March         December
                                         31,             31,
                                        1996           1995
                                      ---------      ---------
Assets:
   Collateral for CMOs              $ 1,291,045      $ 733,978
   Prepaid shelf registration fees          607            752
   Cash                                      10             10
                                      =========      =========
                                    $ 1,291,662      $ 734,740
                                      =========      =========

Liabilities and Shareholder's Equity

Liabilities:
   Bonds payable                    $ 1,195,695      $ 665,240
   Payable to affiliates                 26,942         21,736
                                       --------      ---------

                                      1,222,637       686,976
                                      ---------      ---------

Shareholder's Equity:
   Common stock, no par value,
      10,000 shares authorized,
      1,000 shares issued and               10             10
outstanding
   Additional paid-in capital           48,697         35,222
   Net unrealized gain on mortgage      17,626         10,313
investments
   Retained earnings                     2,692          2,219
                                      ---------      ---------
                                        69,025         47,764
                                      =========      =========
                                    $ 1,291,662     $ 734,740
                                      =========      =========


See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands)


                             Three Months   Three Months
                                Ended           Ended
                               March 31,       March 31,
                                 1996           1995
                               ---------      ----------
Interest Income:
    Collateral for CMOs        $ 17,267       $   2,285
                               ---------      ----------

Interest and CMO-related
expense:
    Interest on CMOs             15,603           1,695
    Other CMO expense               477             156
    Provision for losses            400               -
                               ---------      ----------
                                 16,480           1,851

Net interest income                 787             434
                               ---------      ----------

Other expense                      (314)            (48)
                               ---------      ----------

Net income                     $   473         $     386
                               =========      ==========





See notes to unaudited financial statements.

 MERIT SECURITIES CORPORATION
  Statement of Shareholder's Equity
  (amounts in thousands except share data)


                                         Net
                                       unrealized
                             Additional gain on
                    Common    paid-in  mortgage   Retained
                     stock    capital  investment earnings   Total
                   ---------- -------- --------- --------- ---------

Balance at
December 31, 1995    $  10   $35,222  $ 10,313   $  2,219  $ 47,764


Contributed capital      -                   -         -     13,475
                              13,475

Change in net
unrealized gain          -          -    7,313         -      7,313
   on mortgage
investments

Net income               -          -                 473       473
                                             -
                     ------   --------  -------   -------  --------

Balance at March
31, 1996             $  10    $48,697  $ 17,626  $  2,692  $ 69,025
                     ======   ========  =======   =======  ========





See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)

                                                   Three Months   Three Months
                                                       Ended         Ended
                                                      March 31,     March 31,
                                                        1996          1995
                                                     ---------    ---------

Operating activities:
  Net income .....................................   $     473    $     386

  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
    Amortization, net ............................         945          (30)
    Provision for losses .........................         400         --
    Increase in accrued interest, net ............        (200)        (330)
    Decrease in prepaid shelf ....................         145         --
     registration fees
                                                     ---------    ---------
      Net cash provided by operating
          activities .............................       1,763           26
                                                     ---------    ---------


Investing activities:
  Collateral for CMOs:
    Purchase of mortgage loans ...................    (608,084)    (165,073)
     subsequently securitized
    Principal payments on collateral .............      58,362       19,630
    Net increase in funds held by trustee ........        --             (5)
                                                     ---------    ---------
      Net cash used for investing
          activities .............................    (549,722)    (145,448)
                                                     ---------    ---------

Financing activities:
  Collateralized mortgage obligations:
    Proceeds from issuance of securities .........     587,348      162,055
    Principal payments on securities .............     (58,070)     (19,630)
                                                     ---------    ---------
                                                       529,278      142,425

  Increase in payable to affiliates ..............       5,206          469
  Capital contributions ..........................      13,475        2,528
                                                     ---------    ---------
    Net cash provided by financing
     activities ..................................     547,959      145,422
                                                     ---------    ---------

Net increase in cash .............................        --           --
Cash at beginning of period ......................          10           10
                                                     ---------    ---------

Cash at end of period ............................   $      10    $      10
                                                     =========    =========

Supplemental disclosure of cash flow information:

Cash paid for interest ...........................   $  13,599    $   1,708
                                                     =========    =========






See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Notes to Unaudited Financial Statements March 31, 1996 (amounts in thousands except share data)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Merit Securities Corporation (the Company). The Company is a wholly owned subsidiary of Resource Mortgage Capital, Inc (RMC). The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of collateralized mortgage obligations (the Bonds).

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at March 31, 1996, the Statements of Operations for the three months ended March 31, 1996 and 1995, the Statement of Shareholder's Equity for the three months ended March 31, 1996, the Statements of Cash Flows for the three months ended March 31, 1996 and 1995 and related notes to financial statements are unaudited. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1995.

Certain amounts for 1995 have been reclassified to conform with the presentation for 1996.

NOTE 2--AVAILABLE-FOR-SALE MORTGAGE SECURITIES

The Company has classified all of its mortgage securities, consisting of solely collateral for CMOs, as available-for-sale. The following tables summarize the Company's mortgage securities held at March 31, 1996. No mortgage securities were sold during the three months ended March 31, 1996.

                          Securities held at March 31, 1996
                        ------------------------------------------
                        Amortized              Gross        Gross
                          cost       Fair    unrealized  unrealized
                          basis      value      gain        loss
                        ---------  ---------  ---------  ----------

Collateral for CMOs     $1,273,419 $1,291,045 $ 19,057   $   1,431
                        ========== ==========  =========  =========




NOTE 3 - CONTRIBUTED CAPITAL

Contributed capital represents RMC's net contribution of Collateral for CMOs in excess of the related bonds issued.

NOTE 4 - SUBSEQUENT EVENT

On May 13, 1996, RMC completed its sale of various RMC affiliates. Included in the affiliates sold is Meritech Mortgage Services, Inc., which is the major servicer for the Company's Collateral for CMOs.

Item  2.   Management's   Discussion   and   Analysis  of  Financial
Condition and Results of Operations

Merit  Securities  Corporation  (the  Company) was  incorporated  in Virginia on
August 19, 1994 as a wholly owned, limited-purpose finance subsidiary of Resource Mortgage Capital, Inc. (RMC).

The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of collateralized mortgage obligations (the Bonds). The Bonds will be secured primarily by: (i.) mortgage loans secured by first or second liens on residential property, (ii.) Federal National Mortgage Association Mortgage-Backed Certificates, (iii.) Federal Home Loan Mortgage
Corporation Mortgage-Backed Certificates, (iv.) Government National Mortgage Association Mortgage-Backed Certificates, and (v.) any other mortgage pass-through certificates or mortgage-collateralized obligations (collectively, the Collateral).

After payment of the expenses of an offering and certain administrative expenses, the net proceeds from an offering of Bonds will be used to purchase Collateral from RMC or various third parties. RMC can be expected to use the proceeds to reduce indebtedness incurred to obtain such loans or to acquire additional Collateral. After the issuance of a series of Bonds, the Company may sell the Collateral securing that series of Bonds, subject to the lien of the Bonds.

During the three months ended March 31, 1996, the Company issued one (1) series of Bonds totaling approximately $582 million aggregate principal amount. As of March 31, 1996, the Company had four (4) series of CMOs outstanding totaling approximately $1,196 million, compared to $665 million at December 31, 1995. Interest income on collateral for CMOs increased $15 million to $17.3 million for the three months ended March 31, 1996 compared to $2.3 million for the three months ended March 31, 1995 reflecting the higher balance of collateral for CMOs resulting from the additional issuances during 1995 and the first quarter of 1996. Interest and CMO related expense increased $14.6 from $1.9 million for the three months ended March 31, 1995 to $16.5 million for the three months ended March 31, 1996 resulting from the higher level of Bonds outstanding at March 31, 1996.

At March 31, 1996, the Company had securities of approximately $1.6 billion remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

The Company competes in a national market with other private conduits and various financial firms. Economic conditions, interest rates, regulatory changes and market dynamics all influence the mortgage securities market.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings:

           None

Item 5.    Other Information:

           None

Item 6.    Exhibits and Reports on Form 8-K:

(a)        Exhibits


3.1 Articles of Incorporation of the Registrant (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

3.2 Bylaws of the Registrant (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

3.3   Amended  and  Restated   Articles  of  Incorporation  of  the  Registrant,
      effective April 19, 1995 (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed April 21, 1995).

4.1   Indenture  between  Registrant  and  Trustee,  dated as of  August 1, 1994
      (Incorporated   herein  by  reference  to  the  Exhibits  to  Registrant's
      Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

4.2 Form of Supplement Indenture between Registrant and Trustee (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

4.3 Copy of the Indenture, dated as of November 1, 1994, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed
      December 19, 1994).

4.4 Copy of the Series 1 Indenture Supplement, dated as of November 1, 1994, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (including schedules and exhibits) (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed December 19, 1994).

4.5 Copy of the Series 2 Indenture Supplement, dated as of February 1, 1995, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (including schedules and exhibits) (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 8, 1995).

4.6 Copy of the Series 3 Indenture Supplement, dated as of March 1, 1995, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (including schedules and exhibits) (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed April 21, 1995).

4.7 Copy of the Series 4 Indenture Supplement, dated as of June 1, 1995, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (including schedules and exhibits) (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 10, 1995).

4.8 Copy of the Series 5 Indenture Supplement, dated as of October 1, 1995, to Indenture, dated as of November 1, 1994, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related exhibits available upon request to the Trustee). (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed November 15, 1995).

4.9 Copy of the Series 6 Indenture Supplement, dated as of March 1, 1996, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (including schedules and exhibits) (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 21, 1996).


99.1 Standard  Provisions  to  Servicing  Agreement   (Incorporated   herein  by
     reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

99.2 Form of Servicing Agreement (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).
99.3 Standard Terms to Master Servicing Agreement (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

99.4 Form of Master Servicing Agreement (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

99.5 Form of Prospectus Supplement of Bonds secured by adjustable-rate mortgage loans (Incorporated herein by reference to Exhibits to Registrant's Pre-Effective Amendment No. 4 to Registration Statement No. 33-83524 on Form S-3 filed December 5, 1994).

99.6 Form of Financial Guaranty Assurance Policy (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

99.7 Form of GEMICO Mortgage Pool Insurance Policy (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

99.8 Form of PMI Mortgage Insurance Co. Pool Insurance Policy (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

99.9 Form of Prospectus Supplement of Bonds secured by fixed-rate mortgage loans (Incorporated herein by reference to Exhibits to Registrant's Pre-Effective Amendment No. 4 to Registration Statement No. 33-83524 on Form S-3 filed December 5, 1994).

99.10 Copy of Financial Guaranty Insurance Policy No. 50331-N issued by Financial Security Assurance Inc., dated December 7, 1994, with respect to the Series 1 Bonds (Incorporated herein by reference to the Exhibit to Registrant's 1994 Form 10-K, dated and filed March 31, 1995).

99.11 Copy of Financial Guaranty Insurance Policy No. 95010074 issued by Financial Guaranty Insurance Company, dated February 23, 1995, with respect to the Series 2 Bonds (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 8, 1995).

99.12 Copy of the Saxon Mortgage Funding Corporation Servicing Guide for Credit Sensitive Loans, February 1, 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 8, 1995).

99.13 Copy of Financial Guaranty Insurance Policy No. 50364-N issued by Financial Guaranty Assurance Inc., dated April 7, 1995, with respect to the Series 3 Bonds (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed April 21, 1995).

99.14 Copy of Financial Guaranty Insurance Policy No. 50382-N issued by Financial Guaranty Assurance Inc., dated June 29, 1995, with respect to the Series 4 Bonds (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 10, 1995).

99.15 Copy of the Standard Terms to Master Servicing Agreement, June 1, 1995 Edition (incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 10, 1995).

99.16Copy of  Financial  Guaranty  Insurance  Policy  No.  19804  issued by MBIA
     Insurance Corporation (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed November 15, 1995).

99.17Copy of  Financial  Guaranty  Insurance  Policy  No.  20596  issued by MBIA
     Insurance Corporation (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 21, 1996).




(b)   Reports on Form 8-K

      Current Report on Form 8-K, dated February 29, 1996, as filed with the Commission on March 6, 1996, relating to the Registrant's Series 6 Bonds.

      Current Report on Form 8-K, dated March 12, 1996, as filed with the Commission on March 21, 1996, relating to the Registrant's Series 6 Bonds.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MERIT SECURITIES CORPORATION


                                       By:/s/ Lynn K. Geurin
                                          Lynn K. Geurin
                                          (Principal Executive Officer)





                                          /s/ Stephen J. Benedetti
                                          Stephen J. Benedetti
                                          (Principal Financial &
                                             Accounting Officer)






Dated:  May 15, 1996