Form 10-Q
period 1996-06-30
MERIT SECURITIES CORP
filed 1996-08-14
CIK 929426

13


====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes [ ] No

As of July 31, 1996, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

====================================================================

                          MERIT SECURITIES CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                 Page Number
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
             Balance Sheets at June 30, 1996 and
             December 31, 1995                                        3

             Statements of Operations for the three months and six months ended June 30, 1996 and 19954

             Statement of Shareholder's Equity for the six months
             ended June 30, 1996                                      5

             Statements of Cash Flows for the six months ended
             June 30, 1996 and 1995                                   6

             Notes to Unaudited Financial Statements                  7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations            8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                          8

Item 5.    Other Information                                          8

Item 6.    Exhibits and Reports on Form 8-K                           8

SIGNATURES                                                           12

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)

                                        June         December
                                         30,            31,
                                        1996           1995
                                      ---------      ---------
Assets:

   Collateral for CMOs               $1,703,648      $ 733,978
   Prepaid shelf registration fees          479            752
   Cash                                      10             10
                                      =========      =========
                                     $1,704,137       $734,740
                                      =========      =========

Liabilities and Shareholder's Equity

Liabilities:
   Bonds payable                     $1,604,848     $ 665,240
   Due to affiliate                      30,063        21,736
                                      ---------      ---------
                                      1,634,911       686,976
                                      ---------      ---------

Shareholder's Equity:
   Common stock, no par value,
      10,000 shares authorized,
      1,000 shares issued and
      outstanding                           10             10
   Additional paid-in capital           77,400         35,222
   Net unrealized gain on mortgage
      investments                       17,414         10,313
   Retained earnings (deficit)         (25,598)         2,219
                                      ---------       ---------
                                        69,226         47,764
                                      =========      =========
                                      $1,704,137     $734,740
                                      =========      =========


See notes to unaudited financial statements.


MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands except
share data)
                                     Three Months            Six
                                         Ended           Months Ended
                                       June 30,            June 30,
                                    1996      1995      1996     1995
                                   -------   -------   -------  --------

  Interest Income:
    Collateral for CMOs            $25,515  $6,298   $42,782   $8,582


Interest and CMO-related expense:
    Interest on CMOs               24,328    4,597    39,930    6,292
    Other CMO expense                 677      649     1,155      804
    Provision for losses              400                800
                                                 -                  -
                                   -------- --------- -------- ---------
                                   25,405    5,246    41,885    7,096


Net interest income                   110    1,052       897    1,486
                                   -------- --------- -------- ---------

Provision for loss due to
     parent's sale of affiliates   28,134        -    28,134        -
Interest due to affiliate             266       51       580       99
                                   -------- --------- -------- ---------

Net income (loss)                 $ (28,290) $1,001 $(27,817) $ 1,387
                                   ======== ========= ======== =========


See notes to unaudited financial statements.

 MERIT SECURITIES CORPORATION
  Statement of Shareholder's Equity
  (amounts in thousands except share data)


                                         Net
                                       unrealized
                            Additional  gain on
                    Common    paid-in  mortgage   Retained
                     stock    capital investments earnings   Total
                   ---------- -------- --------- --------- ---------

Balance at
December 31, 1995   $   10  $ 35,222  $10,313   $  2,219   $ 47,764


Contributed capital      -    42,178        -         -      42,178


Change in net
   unrealized gain
   on mortgage
   investments           -         -    7,101         -       7,101

Net loss                 -         -        -     (27,817)  (27,817)
                     -------  --------  -------   -------  --------

Balance at June
30, 1996                10    $ 77,400  $17,414  $(25,598) $ 69,226
                     =======  ========  =======   =======  ========








See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)

                                            Six Months       Six Months
                                               Ended        Ended
                                             June 30,         June 30,
                                               1996             1995
                                            ------------     ------------

Operating activities:
  Net income (loss)                          $ (27,817)      $  1,387
  Adjustments to reconcile net income to
     net cash provided by operating activities:

    Amortization, net                           3,767          (1,760)
    Provision for losses                          800               -
    Provision for loss on parent's sale
          of affiliates                        28,134               -
    Increase in accrued interest, net          (2,777)           (216)
    Decrease in prepaid shelf
          registration fees                       273               -
                                               --------        --------
      Net cash provided by (used for)
          operating activities                   2,380            (589)
                                               --------        --------


Investing activities:
  Collateral for CMOs:
     Purchase of mortgage loans
          subsequently securitized           (1,176,393)      (540,157)
    Principal payments on collateral            185,908         57,868
    Net increase in funds held by trustee           -              (10)
                                               --------        --------

      Net cash used for investing
          activities                          (990,485)        (482,299)
                                               --------        --------

Financing activities:
  Collateralized mortgage obligations:
     Proceeds from issuance of securities     1,123,094         506,326
     Principal payments on securities          (185,494)        (57,041)

  Increase (decrease) in due to affiliate         8,327            (866)
  Capital contributions                          42,178          34,469
                                               --------        --------
    Net cash provided by financing
          activities                            988,105         482,888
                                               --------        --------

Net decrease in cash                                -               -
Cash at beginning of period                        10              10
                                               --------        --------

Cash at end of period                        $     10        $     10
                                               ========        ========

Supplemental disclosure of cash flow information:
  Cash paid for interest                      $ 37,971        $  7,298
                                               ========        ========






See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Notes to  Unaudited  Financial  Statements  June 30, 1996
(amounts in thousands except share data)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Merit Securities Corporation (the Company). The Company is a wholly owned subsidiary of Resource Mortgage Capital, Inc. (RMC). The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of collateralized mortgage obligations (the Bonds).

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at June 30, 1996, the Statements of Operations for the three months and six months ended June 30, 1996 and 1995, the Statement of Shareholder's Equity for the six months ended June 30, 1996, the Statements of Cash Flows for the six months ended June 30, 1996 and 1995 and related notes to financial statements are unaudited. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1995.

Certain amounts for 1995 have been reclassified to conform with the presentation for 1996.

NOTE 2--AVAILABLE-FOR-SALE MORTGAGE SECURITIES

The Company has classified all of its mortgage securities, consisting of solely collateral for CMOs, as available-for-sale. The following tables summarize the Company's mortgage securities held at June 30, 1996. No mortgage securities were sold during the six months ended June 30, 1996.

                           Securities held at June 30, 1996
                        ------------------------------------------
                        Amortized              Gross       Gross
                          cost       Fair   unrealized  unrealized
                          basis      value      gain       loss
                        ---------  ---------  ---------  ----------
                        --------- ----------  ---------  ---------

 Collateral for CMOs   $1,686,234 $1,703,648  $  19,613     $2,199
                        ========= ==========  =========  =========



NOTE 3 - CONTRIBUTED CAPITAL

Contributed capital represents RMC's net contribution of Collateral for CMOs in excess of the related bonds issued.

NOTE 4 - PROVISION FOR LOSS DUE TO PARENT'S SALE OF AFFILIATES

On May 13, 1996, RMC completed its sale of various RMC affiliates to Dominion Mortgage Services, Inc. (Dominion), a wholly-owned subsidiary of Dominion Resources, Inc. Included in the affiliates sold were Meritech Mortgage Services, Inc. (Meritech), which is the servicer for a significant portion of the Company's collateral for CMOs. As a result of this sale, the Company recorded a $28 million provision for possible losses for those loans which are serviced by Meritech, and where the Company has retained the credit risk. In addition to the provision recorded by the Company, Dominion has also provided for reimbursement of losses incurred by the Company pursuant to the Loss Reimbursement Guaranty Agreement, for any actual losses incurred on loans serviced by Meritech exceeding the reserve recorded by the Company, up to an additional $30 million. Such guaranty applies only to loans serviced by Meritech and is specific to each CMO issued by the Company.

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

During the six months ended June 30, 1996, the Company issued one (1) series of Bonds totaling approximately $517 million aggregate principal amount. As of June 30, 1996, the Company had five (5) series of CMOs outstanding totaling approximately $1.6 billion, compared to $665 million at December 31, 1995. Interest income on collateral for CMOs increased $34.2 million to $42.8 million for the six months ended June 30, 1996 compared to $8.6 million for the six months ended June 30, 1995 reflecting the higher balance of collateral for CMOs resulting from the additional issuances during the second half of 1995 and the first six months of 1996. Interest and CMO-related expense increased $34.8 from $7.1 million for the six months ended June 30, 1995 to $41.9 million for the six months ended June 30, 1996 resulting from the higher level of Bonds outstanding at June 30, 1996.

As a result of the parent company's sale of certain affiliates during the second quarter of 1996, the Company recorded a $28 million provision for the possible losses for loans which are serviced by Meritech, an affiliate which was sold, and where the Company has retained the credit risk.

At June 30, 1996, the Company had securities of approximately $1.1 billion remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

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

4.10 Copy of the Series 7 Indenture Supplement, dated as of May 1, 1996, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). Incorporated herein by reference to Exhibit to Registrant's Current Report on Form 8-K, filed June 19, 1996).


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

99.16 Copy of Financial Guaranty Insurance Policy No. 19804 issued by MBIA Insurance Corporation (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed November 15, 1995).

99.17 Copy of Financial Guaranty Insurance Policy No. 20596 issued by MBIA Insurance Corporation (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 21, 1996).

99.18 Copy of Financial Guaranty Insurance Policy No. 21296 issued by MBIA Insurance Corporation (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed June 19, 1996).


(b)   Reports on Form 8-K

      Current Report on Form 8-K, dated May 30, 1996, as filed with the Commission on June 7, 1996, relating to the Registrant's Series 7 Bonds.

      Current Report on Form 8-K, dated June 6, 1996, as filed with the Commission on June 19, 1996, relating to the Registrant's Series 7 Bonds.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MERIT SECURITIES CORPORATION


                                       By: /s/ Lynn K. Geurin
                                           Lynn K. Geurin
                                          (Principal Executive Officer)





                                          /s/ Stephen J. Benedetti
                                          Stephen J. Benedetti
                                          (Principal Financial &
                                                Accounting Officer)






Dated:  August 14, 1996