Form 10-Q
period 1996-09-30
MERIT SECURITIES CORP
filed 1996-11-14
CIK 929426

===============================================================================

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarter ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes () No

As of October 31, 1996, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

===============================================================================

                         MERIT SECURITIES CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                          Page Number
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
               Balance Sheets at September 30, 1996 and
               December 31, 1995                             3

               Statements of Operations for the three months and nine months ended September 30, 1996 and 1995 4

               Statement of Shareholder's Equity for the nine months
               ended September 30, 1996                      5

               Statements of Cash Flows for the nine months ended
               September 30, 1996 and 1995                   6

               Notes to Unaudited Financial Statements       7

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations 8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                8

Item 5.     Other Information                                8

Item 6.     Exhibits and Reports on Form 8-K                 9

SIGNATURES                                                  12

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)

                                             September       December
                                                30,             31,
                                               1996             1995
                                            -----------       ----------
ASSETS:
   Collateral for CMOs                      $2,600,418        $ 733,978

   Prepaid shelf registration fees                 243              752
   Cash                                             10               10
                                            ===========       ==========
                                            $2,600,671        $  734,740

                                            ===========       ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Bonds payable                            $2,469,020         $665,240

   Due to affiliate                             34,916           21,736
                                            -----------       ----------
                                             2,503,936
                                                                686,976
                                            -----------       ----------

SHAREHOLDER'S EQUITY:
   Common stock, no par value,
      10,000 shares authorized,
      1,000 shares issued and outstanding           10               10
   Additional paid-in capital                   82,136           35,222
   Net unrealized gain on mortgage              39,484           10,313
investments
   Retained earnings (deficit)                 (24,895 )          2,219
                                                              ----------
                                            -----------
                                                96,735           47,764
                                            ===========       ==========
                                            $ 2,600,671       $ 734,740

                                            ===========       ==========


See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands except share      Three Months Ended      Nine Months Ended
data)
                                           September 30,          September 30,
                                          1996       1995        1996        1995
                                        ---------   --------    --------   ---------

Interest Income:
    Collateral for CMOs               $  33,599  $  10,010   $  76,381  $   18,593
                                       ----------  ---------   ---------  ----------

Interest and CMO-related expense:
     Interest on CMOs                    29,377      9,361      69,308      15,654
    Other CMO expense                       717         60       1,871         864
    Provision for losses                    900                  1,700
                                                        -                       -
                                       ----------  ---------   ---------  ----------
                                         30,994      9,421                  16,518
                                                                72,879
                                       ----------  ---------   ---------  ----------

Net interest margin                       2,605        589       3,502       2,075

Provision for loss on Parent's sale      (1,300 )       -      (29,434 )        -
of affiliates
Interest on due to affiliate               (602 )      (98 )    (1,182 )      (197 )
                                       ----------  ---------   ---------  ----------

Net income (loss)                     $     703   $    491   $ (27,114 ) $   1,878
                                       ==========  =========   =========  ==========


See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statement of Shareholder's Equity
(amounts in thousands except share data)


                                                Net
                                             unrealized
                                 Additional   gain on    Retained
                        Common     paid-in   mortgage    earnings
                         stock     capital   investments (deficit)    Total
                      ------------ --------- ----------  ---------- -----------

Balance at December    $    10   $  35,222  $           $          $
31, 1995                                       10,313      2,219      47,764


Contributed capital          -                      -          -      46,914
                                   46,914

Change in net
unrealized gain              -           -     29,171          -      29,171
   on mortgage
investments

Net loss                     -           -                (27,114)   (27,114)
                                                    -
                         -------   ---------  ---------   --------   ---------

Balance at September   $         $  82,136  $           $ (24,895) $  96,735
30, 1996                    10                 39,484
                         =======   =========  =========   ========   =========








See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)

                                                    Nine Months       Nine Months
                                                       Ended          Ended
                                                   September 30,      September 30,
                                                        1996               1995
                                                   ---------------    ---------------

Operating activities:
  Net income (loss)                                 $  (27,114 )       $   1,878
  Adjustments to reconcile net income to net
cash
   provided by operating activities:
   Amortization, net                                     5,323             1,242
    Provision for losses                                 1,700                 -
    Provision for loss on Parent's sale of              29,434                 -
      affiliates
    Increase in accrued interest, net                   (5,986 )          (9,658 )
   Decrease in prepaid shelf registration fees             509                 -
                                                      ----------         ---------
      Net cash provided by (used for)                    3,866            (6,538 )
operating activities
                                                      ----------         ---------


Investing activities:
  Collateral for CMOs:
     Purchase of mortgage loans subsequently          (2,135,51)         (540,157)
       securitized
    Principal payments on collateral                   271,170            101,271
    Net increase in funds held by trustee                 (198 )              (5 )
                                                      ----------
                                                                         ---------
      Net cash used for investing activities          (1,864,53)         (438,891)
                                                      ----------         ---------

Financing activities:
  Collateralized mortgage obligations:
     Proceeds from issuance of securities             2,071,285          506,326
    Principal payments on securities                  (270,707 )         (100,353)

  Increase in due to affiliate                          13,180             4,987
  Capital contributions                                 46,914            34,469
                                                      ----------         ---------
    Net cash provided by financing activities         1,860,672          445,429
                                                      ----------         ---------

Net decrease in cash                                         -                 -
Cash at beginning of period                                 10                10
                                                      ----------         ---------

Cash at end of period                               $       10         $      10
                                                      ==========         =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $   63,507         $  16,624
                                                      ==========         =========






See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Notes to Unaudited Financial Statements September 30, 1996 (amounts in thousands except share data)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Merit Securities Corporation (the Company). The Company is a wholly-owned subsidiary of Issuer Holding Corporation (IHC). IHC was formed on September 4, 1996 to acquire all of the outstanding stock of the Company and certain other affiliates from Resource Mortgage Capital, Inc. (RMC). IHC is a wholly-owned subsidiary of RMC. The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of collateralized mortgage obligations (the Bonds).

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at September 30, 1996, the Statements of Operations for the three months and nine months ended September 30, 1996 and 1995, the Statement of Shareholder's Equity for the nine months ended September 30, 1996, the Statements of Cash Flows for the nine months ended September 30, 1996 and 1995, and the related notes to financial statements are unaudited. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1995.

Certain amounts for 1995 have been reclassified to conform with the presentation for 1996.

NOTE 2--AVAILABLE-FOR-SALE MORTGAGE SECURITIES

The Company has classified all of its mortgage securities, solely consisting of collateral for CMOs, as available-for-sale. The following tables summarize the Company's mortgage securities held at September 30, 1996. No mortgage securities were sold during the nine months ended September 30, 1996.

                                Securities held at September 30, 1996
                            -------------------------------------------------
                            Amortized      Fair         Gross      Gross
                            cost basis     value     unrealized    unrealized
                                                        gain          loss
                            ----------  -----------  -----------   ----------
                            ----------  -----------  -----------  -----------

Collateral for CMOs         $  2,560,934 $ 2,600,418  $ 39,484      $    -
                            ==========  ===========  ===========  ===========


NOTE 3 -- PROVISION FOR LOSS ON PARENT'S SALE OF AFFILIATES

On May 13, 1996, RMC completed the sale of various RMC affiliates to Dominion Mortgage Services, Inc. (Dominion), a wholly-owned subsidiary of Dominion Resources, Inc. Included in the affiliates sold was Meritech Mortgage Services, Inc. (Meritech), the servicer for a significant portion of the Company's collateral for CMOs. As a result of this sale, the Company recorded a $29.4 million provision for possible losses for those loans which are currently serviced by Meritech, and where the Company has retained the credit risk. As part of terms of the sale, Dominion has provided for reimbursement of losses incurred by the Company pursuant to various Loss Reimbursement Guaranty Agreements for actual losses incurred on loans pledged as collateral for CMOs and serviced by Meritech which exceed the above reserve recorded by the Company, up to an additional $30 million. Such guaranty agreements apply only to loans serviced by Meritech and is specific to each CMO issued by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Merit  Securities  Corporation  (the  Company) was  incorporated  in Virginia on
August 19, 1994 as a wholly-owned, limited-purpose finance subsidiary of Resource Mortgage Capital, Inc. (RMC). Issuer Holding Corporation, Inc. (IHC) was formed on September 4, 1996 to acquire all of the outstanding stock of the Company and certain other affiliates from RMC. IHC is a wholly-owned subsidiary of RMC.

The Company was organized to facilitate the securitization of mortgage loans through the issuance and sale of collateralized mortgage obligations (the Bonds). The Bonds will be secured primarily by: (i) mortgage loans secured by first or second liens on residential property, (ii) Federal National Mortgage Association Mortgage-Backed Certificates, (iii) Federal Home Loan Mortgage
Corporation Mortgage-Backed Certificates, (iv) Government National Mortgage Association Mortgage-Backed Certificates, and (v) any other mortgage pass-through certificates or mortgage-collateralized obligations (collectively, the Collateral).

After payment of the expenses of an offering and certain administrative expenses, the net proceeds from an offering of Bonds will be used to purchase Collateral from IHC or various third parties. IHC can be expected to use the proceeds to reduce indebtedness incurred to obtain such loans or to acquire additional Collateral. After the issuance of a series of Bonds, the Company may sell the Collateral securing that series of Bonds, subject to the lien of the Bonds.

During the three months ended September 30, 1996, the Company issued one (1) series of Bonds totaling approximately $942 million aggregate principal amount. As of September 30, 1996, the Company had six (6) series of CMOs outstanding totaling approximately $2.5 billion, compared to $665 million at December 31, 1995. Interest income on collateral for CMOs increased $57.8 million to $76.4 million for the nine months ended September 30, 1996 compared to $18.6 million for the nine months ended September 30, 1995 reflecting the higher balance of collateral for CMOs resulting from the additional issuances during the last quarter of 1995 and the first nine months of 1996. Interest and CMO-related expense increased $56.4 from $16.5 million for the nine months ended September 30, 1995 to $72.9 million for the nine months ended September 30, 1996 resulting from the higher level of Bonds outstanding at September 30, 1996.

As discussed in Note 3 to the financial statements, as a result of the parent company's sale of certain affiliates during the second quarter of 1996, the Company recorded a $29.4 million provision for the possible losses for loans which are serviced by Meritech Mortgage Services, Inc. (Meritech), an affiliate which was sold, and where the Company has retained the credit risk. The Company has also recorded a provision for losses of $1.7 million for potential credit losses from loans pledged as collateral for CMOs which are not serviced by Meritech and where the Company has retained the credit risk on such loans. The provision has been recorded as a reduction to net interest margin in the accompanying financial statements.

At September 30, 1996, the Company had securities of approximately $161.2 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

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

4.10 Copy of the Series 7 Indenture Supplement, dated as of May 1, 1996, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit to Registrant's Current Report on Form 8-K, filed June 19, 1996).

4.11 Copy of the Series 8 Indenture Supplement, dated as of September 1, 1996, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporates herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed October 9, 1996).

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


(b)   Reports on Form 8-K

      Current Report on Form 8-K as filed with the Commission on October 9, 1996, relating to the Registrant's Series 8 Bonds.

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






Dated:  November 14, 1996