Form 10-K
period 1996-12-31
MERIT SECURITIES CORP
filed 1997-03-31
CIK 929426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(mark one)
     [ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                          Commission File No. 33-83524

                          MERIT SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

                Virginia                                    54-1736551
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia                       23060
(Address or principal executive offices)                              (Zip Code)

              Registrant's telephone number, including area code (804) 217-5800

              Securities registered pursuant to Section 12(b) of the Act: NONE

              Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of the latest practicable date, February 28, 1997: NONE

As of February 28, 1997, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction J.

                         MERIT SECURITIES CORPORATION
                         1996 FORM 10-K ANNUAL REPORT
                              TABLE OF CONTENTS


                                                                    Page
                                                                   Number
PART I.

      Item 1.  Business                                               3
      Item 2.  Properties                                             3
      Item 3.  Legal Proceedings                                      3
      Item 4.  Submission of Matters to a Vote of Security Holders    3

PART II.

      Item 5.  Market for  Registrant's  Common Equity and Related
               Stockholder Matters                                    4
      Item 6.  Selected Financial Data                                4
      Item 7.  Management's  Discussion  and  Analysis of  Financial  4
               Condition and Results of Operations                    4
      Item 8.  Financial Statements and Supplementary Data            4
      Item 9.  Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure                   15
PART III.

      Item 10.  Directors and Executive Officers of the Registrant   15
      Item 11.  Executive Compensation                               15
      Item 12.  Security  Ownership of Certain  Beneficial Owners
                and  Management                                      15
      Item 13.  Certain Relationships and Related Transactions       15

PART IV.

      Item 14. Exhibits,  Financial  Statement  Schedules and        15
               Reports on Form 8-K

SIGNATURES                                                           19

                                    PART I

Item 1.     Business

Merit  Securities  Corporation  (the  Company) was  incorporated  in Virginia on
August 19, 1994 as a wholly-owned, limited-purpose finance subsidiary of Resource Mortgage Capital, Inc. (RMC). On September 4, 1996, Issuer Holding Corporation, Inc. (IHC), a wholly-owned subsidiary of RMC, acquired all of the outstanding stock of the Company and certain other affiliates of RMC.

The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the Bonds). The Bonds will be secured primarily by: (i) mortgage loans secured by first or second liens on residential property, (ii) Federal National Mortgage Association Mortgage-Backed Certificates, (iii) Federal Home Loan Mortgage Corporation Mortgage-Backed
Certificates, (iv) Government National Mortgage Association Mortgage-Backed Certificates and (v) any other mortgage pass-through certificates or mortgage-collateralized obligations (collectively, the Collateral). In the future, the Company may also securitize other types of loans, such as consumer installment loans and commercial loans.

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

From the date of its inception to December 31, 1996, the Company has issued eight (8) series of Bonds totaling approximately $3.0 billion aggregate principal amount. Two of these series were subsequently collapsed and included in subsequent issuances. As of December 31, 1996, the Company had six (6) series of Bonds outstanding totaling approximately $2.3 billion, compared to three (3) series at December 31, 1995 totaling $0.7 billion.

Interest income on the Collateral increased to $123 million in 1996 from $33 million in 1995, primarily as a result of the increased number of series outstanding. Interest expense on Bonds also increased from $27 million in 1995 to $110 million in 1996 primarily due to the additional series outstanding.

At December 31, 1996, the Company had securities of approximately $161.2 million remaining for issuance under a shelf registration statement filed in November 1995 with the Securities and Exchange Commission. During 1996, the Company filed a shelf registration statement for an additional $2.0 billion in securities which became effective January 1997. The Company anticipates issuing additional Bonds in the future.

The Company competes in a national market with other private conduits and various financial firms. Economic conditions, interest rates, regulatory changes and market dynamics all influence the securities market.

Item 2.     Properties

The Company has no physical properties.

Item 3.     Legal Proceedings

None.

Item 4.     Submission of Matters to a Vote of Security Holders

Information in response to this Item is omitted pursuant to General  Instruction
J.

                                   PART II

Item 5.   Market for the Registrant's  Common Equity and Related Stockholder
          Matters

All of the Company's outstanding common stock is owned by IHC. Accordingly, there is no market for its common stock. The Company has paid no dividends with respect to its common stock.

Item 6.   Selected Financial Data

Information  in  response  to  this  Item  is  omitted   pursuant  to  General
Instruction J. (See Item 7)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information  in  response  to this  Item is  omitted  pursuant  to  General
Instruction J.

Item 8.   Financial Statements and Supplementary Data

AUDITED FINANCIAL STATEMENTS

MERIT SECURITIES CORPORATION

Independent Auditors' Report.............................................5
Balance Sheets - December 31, 1996 and 1995..............................6
Statements of Operations - For the years ended December 31,
  1996 and 1995 and for the period from August  19, 1994 (inception) to
  December 31, 1994......................................................7
Statements of Shareholder's Equity - For the years ended
  December 31, 1996 and 1995 and for the period from August  19, 1994
 (inception) to December 31, 1994........................................8
Statements of Cash Flows - For the years ended December 31,
  1996 and 1995 and for the period from August  19, 1994 (inception) to
  December 31, 1994......................................................9
Notes to Financial Statements - For the years ended December 31, 1996 and 1995 and for the period from August  19, 1994 (inception) to
  December 31,1994.................................................... .10

                         Independent Auditors' Report



The Board of Directors
Merit Securities Corporation:


We have audited the accompanying balance sheets of Merit Securities Corporation as of December 31, 1996 and 1995 and the related statements of operations, shareholder's equity and cash flows for the years ended December 31, 1996 and 1995 and for the period from August 19, 1994 (inception) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merit Securities Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and for the period from August 19, 1994 (inception) to December 31, 1994 in conformity with generally accepted accounting principles.



                                                         KPMG PEAT MARWICK LLP


March 19, 1997

MERIT SECURITIES CORPORATION
Balance Sheets
December 31, 1996 and 1995

(amounts in thousands except share data)


                                                     1996          1995
                                                   ---------     ---------
Assets:
   Collateral for collateralized bonds             $2,463,842     $733,978
   Prepaid shelf registration fees                        849          752
   Cash                                                    10           10
                                                   ==========    =========
                                                   $2,464,701     $734,740
                                                   ==========    =========

Liabilities and Shareholder's Equity

Liabilities:
   Collateralized bonds                            $2,301,598     $665,240
   Due to affiliates                                   41,973       21,736
                                                   ----------    ---------
                                                    2,343,571      686,976
                                                   ----------    ---------

Shareholder's Equity:
   Common stock, no par value,
      10,000 shares authorized,
       1,000 issued and outstanding                        10           10
   Additional paid-in capital                          82,136       35,222
   Net unrealized gain on investments                  60,304       10,313
available-for-sale
   Retained earnings (deficit)                        (21,320)       2,219
                                                   ---------      ---------
                                                      121,130       47,764
                                                   ==========    ==========
                                                   $2,464,701     $734,740
                                                   ==========    ==========

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
For the years ended December 31, 1996 and 1995 and for the period from August 19, 1994 (inception) to December 31, 1994

(amounts in thousands)


                                       1996         1995          1994
                                    ------------ ------------  ------------
Interest income:
 Collateral for collateralized bonds  123,089    $ 32,675          $ 427
                                    ------------ ------------  ------------

Interest and related expense:
  Interest expense on                 110,401       27,019           374
collateralized bonds
  Other collateralized bond             2,757        1,301            13
expense
  Provision for losses                  2,300        1,800             -
                                    ------------ ------------  ------------
                                      115,458       30,120           387
                                    ------------ ------------  ------------

Net interest margin                     7,631        2,555            40

Other expenses:
    Provision for loss on RMC's       (29,434)           -             -
sale of affiliates
    Interest on due to affiliates      (1,736)        (376)            -
                                   ------------    ------------  ------------


Net income (loss)                   $ (23,539)   $   2,179         $  40
                                    ============ ============  ============

See accompanying notes to financial statements.

 MERIT SECURITIES CORPORATION
 Statements of Shareholder's Equity
For the years ended December 31, 1996 and 1995 and for the period from August 19, 1994 (inception) to December 31, 1994
(amounts in thousands)


                                                     Net
                                                 unrealized
                                                   gain on
                                     Additional  investments     Retained
                           Common    paid-in     available-      earnings
                            stock     capital      for-sale      (deficit)     Total
                           --------  ----------  ------------  ----------  -----------

Common stock issued        $      10    $     -    $        -     $     -    $      10

Net income                        -           -             -          40           40
                           --------  ----------  ------------  ----------  -------------

Balance at December 31, 1994     10           -             -          40           50

Contributed capital               -      35,222             -           -       35,222

Change in net unrealized
gain on investments               -           -         10,313          -       10,313
available-for-sale

Net income                        -           -              -       2,179       2,179
                             --------  ----------  ------------  ----------  -----------

Balance at December 31, 1995     10      35,222         10,313       2,219      47,764


Contributed capital               -      46,914              -          -       46,914

Change in net unrealized
gain on investments               -           -         49,991          -       49,991
available-for-sale

Net loss                          -           -            -       (23,539)    (23,539)
                           --------  ----------   ------------  -----------  -----------

Balance at December 31, 1996 $   10   $  82,136       $60,304    $ (21,320)   $121,130
                           ========  ==========   ============   ===========  ==========

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
For the years ended December 31, 1996 and 1995 and for the period from August 19, 1994 (inception) to December 31, 1994

(amounts in thousands)

                                                        1996          1995        1994
                                                   ------------ ------------ -----------
Operating activities:
  Net income (loss)                                   $(23,539)      $2,179      $  40

  Adjustments to reconcile net income (loss) to net cash

    provided by (used for) operating
activities:
    Amortization, net                                    8,407        2,489        (24)
    Provision for losses                                 2,300        1,800          -
    Provision for loss on RMC's sale of affiliates      29,434           -           -

    Increase in accrued interest, net                  (14,922)      (4,751)       (39)
    Increase in prepaid shelf registration fees            (97)        (752)         -
                                                   ------------ ------------ -----------
        Net cash provided by (used for)                  1,583          965        (23)
operating activities                               ------------ ------------ -----------

Investing activities:
  Collateral for collateralized bonds:
    Purchase of loans subsequently securitized     (2,135,796)     (791,735)   (78,807)
    Principal payments on collateral                  433,484       146,532        693
     Net change in funds held by trustee                 (198)         (178)         -
                                                  ------------ ------------    -----------
       Net cash used for investing activities      (1,702,510)     (645,381)   (78,114)
                                                  ------------ ------------ ------------

Financing activities:
  Collateralized bonds:
    Proceeds from issuance of                       2,071,285      735,435     76,286
collateralized bonds
    Principal payments on collateralized             (437,509)    (145,434)      (692 )
bonds
                                                  ------------ ------------ -----------
                                                    1,633,776      590,001     75,594

  Increase in due to affiliates                        20,237       19,193      2,543
  Proceeds from capital contributions                  46,914       35,222          -
  Proceeds from issuance of common stock                   -            -          10
                                                  ------------ ------------ -----------
     Net cash provided by financing                 1,700,927      644,416     78,147
activities
                                                  ------------ ------------ -----------

Net increase in cash                                       -            -          10
Cash at beginning of period                                10           10          -

                                                  ------------    ------------  -----------

Cash at end of period                               $      10      $    10     $   10

                                                  ============ ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                           $  107,819      $27,669       $401
                                                  ============ ============ ===========

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Notes to Financial Statements
For the years ended December 31, 1996 and 1995 and for the period from August 19, 1994 (inception) to December 31, 1994

(amounts in thousands except share data)

NOTE 1 - THE COMPANY

Merit   Securities   Corporation   (the   Company)   is   a   wholly-owned,
limited-purpose finance subsidiary of Issuer Holding Corporation, Inc. (IHC). The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds. Prior to September 4, 1996, the Company was a wholly-owned subsidiary of Resource Mortgage Capital, Inc. (RMC). On September 4, 1996, IHC acquired all of the outstanding stock of the Company and certain other affiliates of RMC. IHC is a wholly-owned subsidiary of RMC.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Federal Income Taxes
RMC and its wholly-owned subsidiaries, including the Company, (together, Resource Mortgage) have elected to be taxed as a real estate investment trust
(REIT) under the Internal Revenue Code. As a result, Resource Mortgage generally will not be subject to federal income taxation at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for income taxes for the Company in the accompanying financial statements, as Resource Mortgage believes it has met the prescribed distribution requirements.

Collateral for Collateralized Bonds
Collateral  for  collateralized   bonds  consists  of  adjustable-rate  and
fixed-rate single-family mortgage loans which have been pledged to secure collateralized bonds. The loans are carried at their outstanding principal balance, net of unamortized premiums and discounts.

Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified all of its collateral for collateralized bonds as available-for-sale. As such, the collateral for collateralized bonds at December 31, 1996 and 1995 is reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholder's equity.

Deferred Issuance Costs
Costs incurred in connection with the issuance of collateralized bonds are deferred and amortized over the estimated lives of the collateralized bonds using the effective yield method adjusted for the effects of prepayments. These costs are included in the carrying value of the collateral for collateralized bonds.

Hedging Instruments
The nature of the Company's investment and financing strategies expose the Company to interest rate risk. Interest rate cap agreements may be utilized to limit the Company's risks related to the financing of collateral for collateralized bonds should short-term interest rates rise above specified levels. The amortization of the cost of such interest rate cap agreements will reduce net interest margin on the collateral for collateralized bonds over the lives of the interest rate cap agreements. The remaining unamortized cost is included with collateral for collateralized bonds in the consolidated balance sheets. The Company may also enter interest rate swaps to moderate the interest rate risks inherent in the 1-month London Interbank Offered Rate (LIBOR) based financing of its collateral for collateralized bonds. Revenues and costs associated with interest rate swaps are recorded as adjustments to interest expense on the financing obligation being hedged.

Price Premiums and Discounts
Price premiums and discounts on the collateral for collateralized bonds and the collateralized bonds are deferred as an adjustment to the basis of the related collateral or bond and are amortized into interest income or expense, respectively, over the lives of the related collateral or bond using the effective yield method adjusted for the effects of prepayments.

Use of Estimates
Fair Value. The Company uses estimates in establishing fair value for its collateral for collateralized bonds. Fair value estimates are determined by calculating the present value of the projected net cash flows of the instruments using appropriate discount rates and credit loss assumptions. The discount rates used are based on management's estimates of market rates, and the net cash flows are projected utilizing the current interest rate environment and forecasted prepayment rates. Since the fair value of the Company's collateral for collateralized bonds is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the financial statements. The fair value of all on- and off- balance sheet financial instruments is presented in Notes 3 and 6.

Allowance for losses. As discussed in Note 4, the Company has retained credit risk on certain collateral for collateralized bonds. The Company has established an allowance for losses for the estimated credit risk retained based on management's judgment. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of the potential credit losses, as well as industry loss experience. Provisions made to increase the allowance related to the credit risk retained is presented as "Provision for Losses" in the accompanying financial statements. The Company's actual credit losses may differ from those estimates used to establish the allowance.

Prepaid Shelf Registration Fees
Fees  incurred  in   connection   with  filing  a  shelf  for  the  issuance  of
collateralized bonds are deferred and recognized with each securitization prorata to the size of the issuance.

Basis of Presentation
Certain amounts for 1995 and 1994 have been reclassified to conform to the presentation for 1996.


NOTE 3 - COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds classified as available-for-sale at December 31, 1996 and 1995, and the related average effective interest rates (calculated for the month ended December 31, 1996 and 1995, and excluding unrealized gains and losses):

-----------------------------------------------------------------------------
                                       1996                    1995
------------------------------------------------------------------------------

                                           Effective                 Effective
                                 Fair      Interest        Fair       Interest
                                 Value       Rate         Value          Rate
------------------------------------------------------------------------------
Collateral for
collateralized bonds:
   Amortized cost              $2,435,270     7.5%       $ 725,465          8.3%
   Allowance for losses           (31,732)                  (1,800)
                               ----------                ----------
     Amortized cost, net        2,403,538                  723,665
   Gross unrealized gains          68,557                   11,617
   Gross unrealized losses         (8,253)                  (1,304)
------------------------------------------------------------------------------
                               $2,463,842               $  733,978
------------------------------------------------------------------------------

Collateral for collateralized bonds consists of adjustable-rate and fixed-rate loans secured by first liens on single-family residential housing. All collateral for collateralized bonds is pledged to secure repayment of the collateralized bonds. All principal and interest (less servicing related fees) on the collateral is remitted directly to a trustee and is available for payment on the collateralized bonds.

The components of collateral for collateralized bonds at December 31,1996 and 1995 are as follows:

-------------------------------------------------------------
                                        1996        1995
-------------------------------------------------------------
Mortgage collateral, net of
allowance                             $2,329,721    $698,325
Funds held by trustees                       377         178
Accrued interest receivable               16,877       5,661
Unamortized premiums and discounts,       53,950      17,866
net
Deferred issuance costs                    2,613       1,635
Unrealized gain                           60,304      10,313
------------------------------------------------------------
                                      $2,463,842    $733,978
-------------------------------------------------------------


NOTE 4 - ALLOWANCE FOR LOSSES ON COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the activity for the allowance for losses on collateral for collateralized bonds for the years ended December 31, 1996 and 1995:

--------------------------------------------------------
                                    1996         1995
--------------------------------------------------------
Beginning balance                  $ 1,800      $   -
Provision for losses                 2,300       1,800
 Provision for loss on RMC's sale
 of  affiliates                     29,434          -

Losses charged-off, net
                                    (1,802)         -
--------------------------------------------------------
                                   $31,732     $ 1,800
--------------------------------------------------------

The Company has limited exposure to credit risk retained on loans which it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the Company's net investment in these collateralized bonds, excluding price premiums and discounts and hedge gains and losses. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding plus servicer advances, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. An allowance for losses, which is based on industry and Company experience, has been established and adjusted periodically for estimated potential losses over the expected life of these securities. The allowance for losses for collateralized bonds is included in collateral for collateralized bonds in the accompanying consolidated balance sheets.

On May 13, 1996, RMC completed the sale of various RMC affiliates to Dominion Mortgage Services, Inc. (Dominion), a wholly-owned subsidiary of Dominion Resources, Inc. (NYSE:D). Included in the affiliates sold was Meritech Mortgage Services, Inc. (Meritech), the servicer for a significant portion of the Company's collateral for collateralized bonds. As a result of this sale, the Company recorded a $29.4 million provision for possible losses for those loans pledged as collateral for collateralized bonds which were serviced by Meritech, and where the Company has retained the credit risk. As part of the terms of the sale, Dominion has provided for reimbursement of losses incurred by the Company pursuant to various loss reimbursement guaranty agreements for actual losses incurred on loans pledged as collateral for collateralized bonds and serviced by Meritech which exceed the above reserve recorded by the Company, up to an additional $30 million. Such guaranty agreements apply only to loans serviced by Meritech and is specific to each collateralized bond issued by the Company.

NOTE 5 - COLLATERALIZED BONDS

The components of collateralized bonds along with certain other information at December 31, 1996 and 1995 are summarized below:

        ----------------------------------------------------------------------------------
                            1996                   1995
        -----------------------------------------------------------------------------------
                                  Bonds        Range of          Bonds          Range of
                              Outstanding   Interest Rates    Outstanding     Interest Rates
        ------------------------------------------------------------------------------------
        Variable-rate       $ 1,922,021     5.6% -  6.0%    $ 578,967           6.1% - 6.4%
        classes
        Fixed-rate classes      351,843     6.2% - 15.0%       79,466                 15.0%

        Accrued interest          4,680                         1,299
        payable
        Unamortized premium      23,054                         5,508
        -----------------------------------------------------------------------------------
                          $   2,301,598                      $665,240
        -----------------------------------------------------------------------------------

        Range of stated       2028-2030                     2028-2029
        maturities

        Number of series              6                            3
        -----------------------------------------------------------------------------------

Each series of collateralized bonds may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on the loans pledged as collateral for collateralized bonds and any reinvestment income thereon are used to make payments on the collateralized bonds (see Note 3). The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the Company. The maturity of each class is directly affected by the rate of principal prepayments on the related mortgage collateral. Each series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a collateralized bonds series is likely to occur earlier than its stated maturity.

The variable rate classes are based on LIBOR. The average effective rate of interest expense for collateralized bonds was 7.3%, 7.6% and 5.9% for the years ended December 31, 1996 and 1995 and for the period from August 19, 1994 (inception) to December 31, 1994, respectively.
The carrying value of the collateralized bonds approximates fair value at December 31, 1996 and 1995.


NOTE 6 - ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's recorded financial instruments, as well as information about certain specific off-balance sheet financial instruments as of December 31, 1996 and 1995:

-------------------------------------------------------------------------------------------------------------
                                     1996                        1995
--------------------------------------------------------------------------------------------------------------
                                  Notional                                   Notional
                                   Amount     Cost Basis      Fair Value      Amount   Cost Basis  Fair Value
---------------------------------------------------------------------------------------------------------------
Recorded financial instruments:

Assets:
  Collateral for               $      -      $  2,394,925     $ 2,461,636    $   -        $723,665    $ 733,978
  collateralized bonds
  Interest rate cap             351,000             8,613           2,206        -               -         -
  agreements
  Cash                           -                     10              10        -               10          10
Liabilities:
  Collateralized bonds           -              2,301,598       2,301,598        -          665,240     665,240

Off-balance sheet financial instruments:

Interest rate swap agreements:
  Collateralized bonds          432,801                 -              334     213,450            -       (3,898)
------------------------------------------------------------------------------------------------------------------

The estimated fair values of financial instruments have been determined using available market information and appropriate valuation methodologies. However, a degree of judgment is necessary in evaluating market data and forming these estimates.

Recorded Financial Instruments. The carrying amount of cash and liabilities considered to be financial instruments approximates fair value at December 31, 1996 and 1995. As discussed in Note 2, the fair value of the collateral for collateralized bonds is based on the present value of the projected net cash flows using appropriate discount rates and prepayment assumptions.

During 1996, the Company purchased LIBOR-based interest rate agreements to limit its exposure to the lifetime interest rate caps on certain of its collateral for collateralized bonds. Under these agreements, the Company will receive additional cash flow should the related index increase above the contracted rates. Contract rates on these cap agreements range from 9.0% to 10.5%, with expiration dates ranging from 2000 to 2003.

Off-Balance Sheet Financial Instruments. The Company may enter into various interest rate swap agreements to limit its exposure to changes in financing rates of certain collateralized bonds. The Company has entered into a 5-year amortizing interest rate swap agreement related to variable-rate collateralized bond classes financing fixed-rate collateral for collateralized bonds. The remaining notional amount of the agreement is $178,045. Under the terms of this agreement, the Company receives 1-month LIBOR and pays 6.15%. This agreement expires in 2000. The Company has also entered into a 7-year amortizing interest rate swap agreement with remaining notional of $254,756 related to prime-based loans financed with LIBOR-based variable-rate collateralized bonds. Under the terms of the agreement, the Company receives 1-month LIBOR plus 2.65% and pays 1-month average prime in effect 3 months prior.


NOTE 7 - CONTRIBUTED CAPITAL

Contributed   capital  represents  IHC's  net  contribution  of  collateral  for collateralized bonds in excess of the related collateralized bonds issued.

NOTE 8 - OTHER MATTERS

At December 31, 1996 and 1995, the Company had remaining $0.2 billion and $2.2 billion respectively, for issuance under shelf registration statements filed with the Securities and Exchange Commission. During 1996, the Company filed a shelf registration statement for an additional $2.0 billion in securities which became effective January 1997.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure:

         None


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

          Information in response to this Item is omitted pursuant to General Instruction J.

Item 11.  Executive Compensation

          Information in response to this Item is omitted pursuant to General Instruction J.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information in response to this Item is omitted pursuant to General Instruction J.

Item 13.  Certain Relationships and Related Transactions

          Information in response to this Item is omitted pursuant to General Instruction J.

                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K


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

4.1 Indenture between Registrant and Trustee, dated as of August 1, 1994 (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994)

4.2       Form  of  Supplement   Indenture   between   Registrant   and  Trustee
          (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31,
          1994).

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

23.1      Consent of KPMG Peat Marwick LLP (filed herewith).

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

                                          MERIT SECURITIES CORPORATION



                                      By:   /s/ Lynn K. Geurin
                                      ______________________________
                                      Lynn K. Geurin
                                      (Principal Executive Officer)



                                      By:  /s/ Stephen J. Benedetti
                                      ______________________________
                                      Stephen J. Benedetti
                                     (Principal Financial & Accounting Officer)



Dated:  March 31, 1997



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                      Capacity                   Date


/s/ Thomas H. Potts                 Director                March 31, 1997
--------------------------
Thomas H. Potts


/s/ J. Thomas O'Brien               Director                March 31, 1997
---------------------------
J. Thomas O'Brien


/s/ William H. West, Jr.            Director                March 31, 1997
---------------------------
William H. West, Jr.


/s/ John C. Stevenson, Jr.          Director                March 31, 1997
---------------------------
John C. Stevenson, Jr.

                                EXHIBIT INDEX



                                                                Sequentially
Exhibit                                                        Numbered Page

23.1        Consent of KPMG Peat Marwick LLP                      I