Form 10-Q
period 1997-03-31
MERIT SECURITIES CORP
filed 1997-05-15
CIK 929426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1997

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 33-83524


                          MERIT SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

            Virginia                                      54-1736551
(State or other jurisdiction of                      (I.R.S. Employer
        incorporation)                                  Identification No.)

   10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia    23060
   (Address of principal executive offices)              (Zip Code)

                                (804) 217-5800
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of April 30, 1997, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.



                          MERIT SECURITIES CORPORATION
                                    FORM 10-Q
                                      INDEX



                                                                                     Page Number
PART I.           FINANCIAL INFORMATION                                              -----------
Item 1.           Financial Statements
                      Balance Sheets at March 31, 1997 and
                      December 31, 1996                                                  3

                      Statements of Operations for the three months
                      ended March 31, 1997 and 1996                                      4

                      Statement of Shareholder's Equity for the three months
                      ended March 31, 1997                                               5

                      Statements of Cash Flows for the three months ended
                      March 31, 1997 and 1996                                            6

                      Notes to Unaudited Financial Statements                            7

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                      8

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                      8

Item 5.           Other Information                                                      8

Item 6.           Exhibits and Reports on Form 8-K                                       9

SIGNATURES                                                                              12


PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)

                                              March 31,     December 31,
                                               1997            1996
                                            ------------    ------------
ASSETS
   Collateral for collateralized bonds      $ 2,266,006     $ 2,463,842
   Prepaid shelf registration fees                  849             849
   Cash                                              10              10
                                              ==========      ==========
                                            $ 2,266,865     $ 2,464,701
                                              ==========      ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Collateralized bonds                     $ 2,111,914     $ 2,301,598
   Due to affiliates                             38,126          41,973
                                              ----------      ----------
                                              2,150,040       2,343,571
                                              ----------      ----------

SHAREHOLDER'S EQUITY:
   Common stock, no par value,
      10,000 shares authorized,
      1,000 shares issued and outstanding            10              10
   Additional paid-in capital                    82,136          82,136
   Net unrealized gain on investments            54,505          60,304
      available-for-sale
   Retained deficit                             (19,826 )       (21,320)
                                                ---------      ----------

                                                116,825         121,130
                                              ==========      ==========
                                            $ 2,266,865     $ 2,464,701
                                              ==========      ==========

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands except share      Three Months Ended
data)

                                             March 31,
                                         1997         1996
                                      -----------   ----------
Interest Income:
    Collateral for collateralized     $  42,549     $  17,267
    bonds
                                       ----------    ---------

Interest and related expense:
    Interest expense on                  38,974        15,603
    collateralized bonds
    Other collateralized bond expense       835           477
    Provision for losses                    600           400
                                       ----------    ---------
                                         40,409        16,480
                                       ----------    ---------

Net interest margin                       2,140           787

Interest on due to affiliate               (646)         (314)
                                       ----------    ---------

Net income                             $  1,494       $   473
                                       ==========    =========

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statement of Shareholder's Equity
(amounts in thousands except share data)


                                                                Net
                                                            unrealized
                                           Additional        gain on             Retained
                               Common       paid-in       investments            earnings
                                stock       capital      available-for-sale     (deficit)         Total
                              ----------  ----------    -------------------   ------------      --------

Balance at December 31, 1996  $   10     $ 82,136         $  60,304            $(21,320)     $ 121,130


Change in net
unrealized gain on             -             -               (5,799)                   -        (5,799)
   investments
available-for-sale

Net income                     -             -                1,494                 1,494

                              -------   ---------        -----------           ----------    ---------

Balance at March 31, 1997      $ 10      $ 82,136          $ 54,505            $ (19,826)    $ 116,825
                             ========= ===========       ============         ===========    =========

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)

                                                        Three                Three
                                                     Months Ended          Months Ended
                                                    March 31, 1997       March 31, 1996
                                                   ---------------      ----------------
Operating activities:
  Net income                                           $   1,494           $    473
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Amortization, net                                      4,483                945
    Provision for losses                                     600                400
    Net change in accrued interest, other                 (2,147)              (200)
    assets and other liabilities
    Decrease in prepaid shelf registration fees                -                145
                                                   -------------         ------------
      Net cash provided by operating activities            4,430              1,763
                                                   -------------        --------------


Investing activities:
  Collateral for collateralized bonds:
    Purchase of loans subsequently securitized                 -           (608,084)
    Principal payments on collateral                     188,825             58,362
                                                   -------------       ---------------
      Net cash provided by (used for)                    188,825           (549,722)
      investing activities
                                                    -------------       ---------------

Financing activities:
  Collateralized bonds:
    Proceeds from issuance of collateralized bonds             -            587,348
    Principal payments on collateralized bonds          (189,408)           (58,070)


  Increase in due to affiliate                            (3,847)             5,206
  Proceeds from capital contributions                          -             13,475
                                                       -------------      -------------
    Net cash (used for) provided by                     (193,255)           547,959
    financing activities
                                                       -------------      -------------

Net decrease in cash                                           -                 -
Cash at beginning of period                                   10                 10
                                                        -----------      -------------
Cash at end of period                                 $       10        $        10
                                                      =============     ===============

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $    39,251        $    13,599

                                                     =============     ===============


See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Notes to Unaudited Financial Statements March 31, 1997 (amounts in thousands except share data)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Merit Securities Corporation (the Company). The Company is a wholly-owned, limited-purpose finance subsidiary of Issuer Holding Corporation (IHC). IHC was formed on September 4, 1996 to acquire all of the outstanding stock of the Company and certain other affiliates from Dynex Capital, Inc. (Dynex), formerly Resource Mortgage Capital, Inc. IHC is a wholly-owned subsidiary of Dynex. The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the Bonds).

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at March 31, 1997, the Statements of Operations for the three months ended March 31, 1997 and 1996, the Statement of Shareholder's Equity for the three months ended March 31, 1997, the Statements of Cash Flows for the three months ended March 31, 1997 and 1996, and the related notes to financial statements are unaudited. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1996.

Certain amounts for 1996 have been reclassified to conform with the presentation for 1997.

NOTE 2--COLLATERAL FOR COLLATERALIZED BONDS

In accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at March 31, 1997 and December 31, 1996, and the related average effective interest rates
(calculated for the month ended March 31, 1997 and December 31, 1996, and excluding unrealized gains and losses):

-------------------------------------------------------------------------------

                                  March 31, 1997          December 31, 1996
-------------------------------------------------------------------------------

                                              Effective                Effective
                              Fair Value      Interest      Fair        Interest
                                                Rate        Value       Rate
-------------------------------------------------------------------------------

Collateral for
collateralized bonds:
   Amortized cost           $   2,242,208     7.6%    $ 2,435,270       7.5%
   Allowance for losses           (30,707)                (31,732)
-------------------------------------------------------------------------------
      Amortized cost, net       2,211,501               2,403,538
   Gross unrealized gains          65,539                  68,557
   Gross unrealized losses        (11,034)                 (8,253)
-------------------------------------------------------------------------------
                            $   2,266,006             $ 2,463,842
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Merit Securities Corporation (the Company) was incorporated in Virginia on August 19, 1994 as a wholly-owned, limited-purpose finance subsidiary of Dynex Capital, Inc. (Dynex), formerly Resource Mortgage Capital, Inc. On September 4, 1997, Issuer Holding Corporation, Inc. (IHC), a wholly-owned subsidiary of Dynex, acquired all of the outstanding stock of the company and certain other affiliates of Dynex.

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

The Company did not issue any Bonds during the three months ended March 31, 1997. As of March 31, 1997, the Company had six (6) series of collateralized bonds outstanding totaling approximately $2.3 billion, compared to $2.5 billion at December 31, 1996, and $1.3 billion at March 31, 1996. Interest income on the Collateral increased $25.2 million to $42.5 million for the three months ended March 31, 1997 compared to $17.3 million for the three months ended March 31, 1996 as a result of the increased number of series outstanding. Interest expense on Bonds increased $23.4 from $15.6 million for the three months ended March 31, 1996 to $39.0 million for the three months ended March 31, 1997 primarily due to the additional series outstanding.

At March 31, 1997, the Company had securities of approximately $2.2 billion remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

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

      None.

                                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MERIT SECURITIES CORPORATION


                                     By /s/ Lynn K. Geurin
                                        ------------------------------
                                         Lynn K. Geurin
                                        (Principal Executive Officer)





                                       /s/ Stephen J. Benedetti
                                       ------------------------------
                                       Stephen J. Benedetti
                                      (Principal Financial & Accounting Officer)







Dated:  May 15, 1997