Form 10-Q
period 1997-06-30
MERIT SECURITIES CORP
filed 1997-08-14
CIK 929426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of July 31, 1997, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                          MERIT SECURITIES CORPORATION
                                    FORM 10-Q
                                      INDEX



                                                              Page Number
PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
               Balance Sheets at June 30, 1997 and
               December 31, 1996                                       3

               Statements of Operations for the three and six months
               ended June 30, 1997 and 1996                            4

               Statement of Shareholder's Equity for the six months
               ended June 30, 1997                                     5

               Statements of Cash Flows for the six months ended
               June 30, 1997 and 1996                                  6

               Notes to Unaudited Financial Statements                 7

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations           8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                          9

Item 5.     Other Information                                          9

Item 6.     Exhibits and Reports on Form 8-K                           9

SIGNATURES                                                            12

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)


                                                                     June 30,            December 31,
                                                                      1997                   1996
                                                                ------------------     ------------------

ASSETS:
   Collateral for collateralized bonds                           $      3,111,107       $      2,463,842
   Prepaid shelf registration fees                                            603                    849
   Cash                                                                        10                     10
                                                                ==================     ==================
                                                                 $      3,111,720       $      2,464,701
                                                                ==================     ==================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Collateralized bonds                                          $      2,904,648       $      2,301,598
   Due to affiliates                                                       58,525                 41,973
                                                                ------------------     ------------------
                                                                        2,963,173              2,343,571
                                                                ------------------     ------------------

SHAREHOLDER'S EQUITY:
   Common stock, no par value,
      10,000 shares authorized,
      1,000 shares issued and outstanding                                      10                     10
   Additional paid-in capital                                             104,779                 82,136
   Net unrealized gain on investments available-for-sale                   63,630                 60,304
   Retained deficit                                                       (19,872)              (21,320)
                                                                  ------------------    ---------------
                                                                          148,547                121,130
                                                                 ==================     ==================
                                                                 $      3,111,720       $      2,464,701
                                                                 ==================     ==================

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands except share data)

                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                              June 30,
                                                ---------------------------------     ---------------------------------
                                                    1997               1996               1997               1996
                                                --------------     --------------     --------------     --------------

Interest Income:
    Collateral for collateralized bonds         $     39,614        $    25,515       $     82,163       $     42,782
                                               ---------------    ---------------    ---------------    ---------------
Interest and related expense:
    Interest expense on collateralized bonds          37,610              24,328            76,584             39,930
    Other collateralized bond expense                    802                 677             1,637              1,155
    Provision for losses                                 600                 400             1,200                800
                                               ---------------    ---------------    ---------------    ---------------
                                                      39,012              25,405            79,421             41,885
                                               ---------------    ---------------    ---------------    ---------------

Net interest margin                                      602                 110             2,742                897

Provision for loss on Dynex's sale of                      -             (28,134)                -            (28,134)
affiliates
Interest on due to affiliate                            (648)              (266)            (1,294)             (580)
                                               ---------------    ---------------    ---------------    ---------------

Net income (deficit)                            $        (46)     $     (28,290)     $       1,448       $    (27,817)
                                               ===============    ===============    ===============    ===============



See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statement of Shareholder's Equity
(amounts in thousands except share data)

                                                                        Net
                                                                    unrealized
                                                   Additional         gain on          Retained
                                   Common            paid-in        investments        earnings
                                    stock            capital    available-for-sale     (deficit)        Total
                                --------------  ---------------------------------- -------------- --------------

Balance at December 31, 1996       $     10     $    82,136    $         60,304     $  (21,320)       121,130

Contributed capital                       -          22,643                   -               -        22,643

Change in net unrealized gain on
   investments available-for-sale         -               -               3,326               -         3,326


Net income                                -               -                   -           1,448         1,448
                                     ---------     -----------    ----------------    -----------   ------------

Balance at June 30, 1997           $      10       $104,779    $         63,630     $   (19,872)    $ 148,547
                                  ============   ============= ===================  ==============  ==============

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)

                                                                  Six Months Ended        Six Months Ended
                                                                   June 30, 1997           June 30, 1996
                                                                 -------------------     -------------------
Operating activities:
  Net income                                                     $         1,448        $      (27,817)
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Amortization, net                                                      9,038                 3,767
    Provision for losses                                                   1,200                   800
    Provision for loss on Dynex's sale of affiliates                           -                28,134
    Net change in accrued interest                                        (5,366)               (2,777)
    Decrease in prepaid shelf registration fees                              246                   273
                                                                 -------------------     -------------------
      Net cash provided by operating activities                            6,566                 2,380
                                                                 -------------------     -------------------


Investing activities:
  Collateral for collateralized bonds:
    Purchase of loans subsequently securitized                        (1,024,357)           (1,176,393)
    Principal payments on collateral                                     375,912               185,908
    Net change in funds held by trustee                                      126                     -
                                                                 -------------------     -------------------
      Net cash used for investing activities                            (648,319)             (990,485)
                                                                 -------------------     -------------------

Financing activities:
  Collateralized bonds:
    Proceeds from issuance of collateralized bonds                       979,758             1,123,094
    Principal payments on collateralized bonds                          (377,200)             (185,494)

  Increase in due to affiliate                                            16,552                 8,327
  Proceeds from capital contributions                                     22,643                42,178
                                                                 -------------------     -------------------
    Net cash provided by financing activities                            641,753               988,105
                                                                 -------------------     -------------------

Net decrease in cash                                                           -                     -
Cash at beginning of period                                                   10                    10
                                                                    ----------------       -----------------

Cash at end of period                                            $            10          $         10
                                                                 ===================      ===================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $        76,093          $     37,971
                                                                 ===================     ===================


See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Notes to Unaudited Financial Statements June 30, 1997 (amounts in thousands except share data)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Merit Securities Corporation (the Company). The Company is a wholly-owned, limited-purpose finance subsidiary of Issuer Holding Corporation (IHC). IHC was formed on September 4, 1996 to acquire all of the outstanding stock of the Company and certain other affiliates of Dynex Capital, Inc. (Dynex). IHC is a wholly-owned subsidiary of Dynex. The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the Bonds).

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at June 30, 1997, the Statements of Operations for the three and six months ended June 30, 1997 and 1996, the Statement of Shareholder's Equity for the six months ended June 30, 1997, the Statements of Cash Flows for the six months ended June 30, 1997 and 1996, and the related notes to financial statements are unaudited. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1996.

Certain amounts for 1996 have been reclassified to conform with the presentation for 1997.

NOTE 2--COLLATERAL FOR COLLATERALIZED BONDS

In accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at June 30, 1997 and December 31, 1996, and the related average effective interest rates (calculated for the month ended June 30, 1997 and December 31, 1996, and excluding unrealized gains and losses):


                                   June 30, 1997          December 31, 1996
-------------------------------------------------------------------------------
                                           Effective                Effective
                              Fair Value   Interest     Fair        Interest
                                              Rate        Value       Rate
-------------------------------------------------------------------------------
Collateral for
collateralized bonds:
   Amortized cost           $   3,077,488     7.3%    $ 2,435,270     7.5%
   Allowance for losses           (30,011)                (31,732)
-------------------------------------------------------------------------------
      Amortized cost, net       3,047,477               2,403,538
   Gross unrealized gains          74,285                  68,557
   Gross unrealized losses        (10,655)                 (8,253)
-------------------------------------------------------------------------------
                            $   3,111,107             $ 2,463,842
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Merit Securities Corporation (the Company) was incorporated in Virginia on August 19, 1994 as a wholly-owned, limited-purpose finance subsidiary of Dynex Capital, Inc. (Dynex), formerly known as Resource Mortgage Capital, Inc. On September 4, 1996, Issuer Holding Corporation, Inc. (IHC), a wholly-owned subsidiary of Dynex, acquired all of the outstanding stock of the Company and certain other affiliates of Dynex.

The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the Bonds). The Bonds will be secured primarily by: (i) mortgage loans secured by first or second liens on residential property, (ii) Federal National Mortgage Association Mortgage-Backed Certificates, (iii) Federal Home Loan Mortgage Corporation Mortgage-Backed
Certificates, (iv) Government National Mortgage Association Mortgage-Backed Certificates, (v) any other mortgage pass-through certificates or mortgage-collateralized obligations and (vi) consumer installment loans (collectively, the Collateral). In the future, the Company may also securitize other types of loans.

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

During the three months ended June 30, 1997, the Company issued one (1) series of Bonds totaling approximately $984 million aggregate principal amount. As of June 30, 1997, the Company had seven (7) series of collateralized bonds outstanding totaling approximately $2.9 billion, compared to $2.3 billion at December 31, 1996, and $1.6 billion at June 30, 1996. Interest income on the Collateral increased $39.4 million to $82.2 million for the six months ended June 30, 1997 compared to $42.8 million for the six months ended June 30, 1996, primarily as a result of the increased number of series outstanding. Interest expense on Bonds increased $36.7 million from $39.9 million for the six months ended June 30, 1996 to $76.6 million for the six months ended June 30, 1997, primarily due to the additional series outstanding.

With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At June 30, 1997, the Company retained $108.5 million in aggregate principal amount of overcollateralization, and had reserves, or otherwise had provided coverage on $60.3 million of this potential credit loss exposure. $30.3 million of this reserve amount is in the form of a loss reimbursement guarantee from a third-party rated A by Standards & Poors Ratings Services, Inc.

At June 30, 1997, the Company had securities of approximately $1.2 billion remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

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

4.12 Copy of the Series 9 Indenture Supplement, dated as of June 1, 1997, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporates herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed July 11, 1997).

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


(b)   Reports on Form 8-K

      Current Report on Form 8-K as filed with the Commission on June 26, 1997, relating to the Registrant's Series 9 Bonds.

      Current Report on Form 8-K as filed with the Commission on July 11, 1997, relating to the Registrant's Series 9 Bonds.

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






Dated:  August 14, 1997