Form 10-Q
period 1997-09-30
MERIT SECURITIES CORP
filed 1997-11-14
CIK 929426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1997

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 33-83524


                          MERIT SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

                Virginia                               54-1736551
       (State or other jurisdiction                 (I.R.S. Employer
             of incorporation)                     Identification No.)


   10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia     23060
   (Address of principal executive offices)              (Zip Code)

                                (804) 217-5800
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of October 31, 1997, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

================================================================================

                          MERIT SECURITIES CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                          Page Number
PART I.     FINANCIAL INFORMATION

       Item 1.  Financial Statements
                Balance Sheets at September 30, 1997 and
                December 31, 1996..................................3

                Statements of Operations for the three and
                nine months ended September 30, 1997 and 1996......4

                Statement of Shareholder's Equity for the nine
                months ended September 30, 1997....................5

                Statements of Cash Flows for the nine months ended
                September 30, 1997 and 1996........................6

                Notes to Unaudited Financial Statements............7

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations......8

PART II.    OTHER INFORMATION

        Item 1. Legal Proceedings..................................9

        Item 5. Other Information .................................9

        Item 6. Exhibits and Reports on Form 8-K...................9

        SIGNATURES................................................12

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)

                                             September 30,    December 31,
                                                 1997             1996
                                             ------------     ------------
ASSETS:
   Collateral for collateralized bonds       $ 2,849,080      $ 2,463,842
   Prepaid shelf registration fees                   536              849
   Cash                                               10               10
                                             -----------      -----------
                                             $ 2,849,626      $ 2,464,701
                                             ============     ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Collateralized bonds                     $ 2,669,580       $ 2,301,598
   Due to affiliates                             42,941            41,973
                                           ------------       -----------
                                              2,712,521         2,343,571
                                           ------------       -----------

SHAREHOLDER'S EQUITY:
   Common stock, no par value,
      10,000 shares authorized,
      1,000 shares issued and outstanding            10                10
   Additional paid-in capital                   104,779            82,136
   Net unrealized gain on investments            52,825            60,304
available-for-sale
   Retained deficit                             (20,509)          (21,320)
                                           ------------        ----------
                                                137,105           121,130
                                           ============      ============
                                           $  2,849,626      $  2,464,701
                                           ============      ============


See notes to unaudited financial statements.


MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands except
share data)

                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                 ----------------------    -----------------------
                                   1997         1996         1997         1996
                                 ----------   ---------    ----------   ----------
Interest Income:
    Collateral for               $ 51,097     $ 33,599    $  133,260   $  76,381
collateralized bonds
                                 --------     --------    ----------   ---------

Interest and related expense:
    Interest expense on            49,577       29,377       126,161      69,308
collateralized bonds
    Other collateralized bond         777          717         2,414       1,871
expense
    Provision for losses              600          900         1,800       1,700
                                 --------     --------    ----------   ---------
                                   50,954       30,994       130,375      72,879
                                 --------     --------    ----------   ---------

Net interest margin                   143        2,605         2,885       3,502

Provision for loss on Dynex's           -       (1,300)            -     (29,434)
sale of affiliates
Interest on due to affiliate         (780)        (602)       (2,074)    ( 1,182)
                                 --------     --------    ----------   ---------
Net income (loss)                $   (637)    $    703    $      811  $  (27,114)
                                 ========     ========    ==========  ==========


See notes to unaudited financial statements.


MERIT SECURITIES CORPORATION
Statement of Shareholder's Equity
(amounts in thousands except share data)

                                                             Net
                                                          unrealized
                                         Additional        gain on            Retained
                               Common      paid-in        investments         earnings
                               stock       capital     available-for-sale     (deficit)      Total
                              --------  ------------  --------------------   -----------    -------
Balance at December 31, 1996   $   10      $ 82,136     $         60,304       $(21,320)   $121,130

Contributed capital                 -        22,643                    -              -      22,643

Change in net unrealized
gain on investments
available-for-sale                  -             -               (7,479)             -      (7,479)

Net income                          -             -                    -            811         811
                              -------      --------     ----------------       --------    --------

Balance at September 30, 1997  $   10     $ 104,779          $    52,825       $(20,509)   $137,105
                             ========     =========     ================       ========    ========



See notes to unaudited financial statements.


MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)

                                                  Nine Months Ended
                                                    September 30,
                                                 1997             1996
                                             ------------     ------------
Operating activities:
  Net income                                 $       811      $   (27,114)
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Amortization, net                           14,487            5,323
      Provision for losses                         1,800            1,700
      Provision for loss on Dynex's
        sale of affiliates                             -           29,434
      Net change in accrued interest              (4,183)          (5,986)
      Decrease in prepaid shelf
        registration fees                            313              509
                                             ------------     ------------
        Net cash provided by
           operating activities                   13,228            3,866
                                             ------------     ------------


Investing activities:
  Collateral for collateralized bonds:
    Purchase of loans subsequently
      securitized                             (1,024,444)       (2,135,510)
    Principal payments on collateral             619,061           271,170
    Net change in funds held by trustee              251              (198)
                                             ------------     -------------
      Net cash used for investing activities    (405,132)       (1,864,538)
                                             ------------     -------------

Financing activities:
  Collateralized bonds:
    Proceeds from issuance of
      collateralized bonds                       989,797        2,071,285
    Principal payments on
      collateralized bonds                      (621,504)        (270,707)

  Increase in due to affiliate                       968           13,180
  Proceeds from capital contributions             22,643           46,914
                                             ------------     ------------
    Net cash provided by financing activities    391,904        1,860,672
                                             ------------     ------------
Net decrease in cash                                   -                -
Cash at beginning of period                           10               10
                                             ------------     ------------
Cash at end of period                        $        10      $        10
                                             ============     ============

Supplemental disclosure of cash
  flow information:
    Cash paid for interest                   $   126,473      $    63,507
                                             ============     ============




See notes to unaudited financial statements.


MERIT SECURITIES CORPORATION
Notes to Unaudited Financial Statements September 30, 1997 (amounts in thousands except share data)

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at September 30, 1997, the Statements of Operations for the three and nine months ended September 30, 1997 and 1996, the Statement of Shareholder's Equity for the nine months ended September 30, 1997, the Statements of Cash Flows for the nine months ended September 30, 1997 and 1996, and the related notes to financial statements are unaudited. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1996.

Certain amounts for 1996 have been reclassified to conform with the presentation for 1997.

NOTE 2--COLLATERAL FOR COLLATERALIZED BONDS

In accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at September 30, 1997 and December 31, 1996, and the related average effective interest rates (calculated for the month ended September 30, 1997 and December 31, 1996, and excluding unrealized gains and losses):

--------------------------------------------------------------------------------
                                  September 30, 1997           December 31, 1996
--------------------------------------------------------------------------------

                                           Effective                   Effective
                                           Interest                    Interest
                            Fair Value       Rate        Fair Value      Rate
--------------------------------------------------------------------------------
Collateral for
collateralized bonds:
   Amortized cost          $ 2,823,217       7.1%       $ 2,435,270      7.5%
   Allowance for losses        (26,962)                     (31,732)
--------------------------------------------------------------------------------
      Amortized cost, net    2,796,255                    2,403,538
   Gross unrealized gains       63,135                       68,557
   Gross unrealized losses     (10,310)                      (8,253)
--------------------------------------------------------------------------------
                           $ 2,849,080                  $ 2,463,842
--------------------------------------------------------------------------------

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

The Company did not issue any Bonds during the three months ended September, 1997. As of September 30, 1997, the Company had seven (7) series of collateralized bonds outstanding totaling approximately $2.7 billion, compared to $2.3 billion at December 31, 1996, and $2.5 billion at September 30, 1996. Interest income on the Collateral increased $56.9 million to $133.3 million for the nine months ended September 30, 1997 compared to $76.4 million for the nine months ended September 30, 1996, primarily as a result of the increased number of series outstanding. Interest expense on Bonds increased $56.9 million from $69.3 million for the nine months ended September 30, 1996 to $126.2 million for the nine months ended September 30, 1997, primarily due to the additional series outstanding.

Net interest margin for the nine months ended September 30, 1997 decreased to $2.9 million, or 17%, over the $3.5 million for the same period for 1996. Net interest margin for the three months ended September 30, 1997 decreased to $0.1 million, or 96%, over $2.6 million for the same period in 1996. These decreases were primarily the result of the securitization of lower coupon collateral, principally A+ quality single-family ARM loans during 1997 coupled with the prepayments of higher coupon collateral during 1997. In addition, the spread on the net investment in collateralized bonds decreased due to higher premium amortization caused by higher prepayments during the three and nine months ended September 30, 1997 than during the same period in 1996.

With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At September 30, 1997, the Company retained $105.5 million in aggregate principal amount of overcollateralization, and had reserves, or otherwise had provided coverage on $57.3 million of this potential credit loss exposure. $30.3 million of this reserve amount is in the form of a loss reimbursement guarantee from a third-party rated A by Standards & Poors Ratings Services, Inc.

At September 30, 1997, the Company had securities of approximately $1.2 billion remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

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

            None

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





Dated:  November 14, 1997