Form 10-K
period 1997-12-31
MERIT SECURITIES CORP
filed 1998-03-31
CIK 929426

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D. C. 20549

     FORM 10-K (mark one) [ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                         For the fiscal year ended December 31, 1997

     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                               Commission File No. 33-83524

                             MERIT SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

                                    Virginia
          (State or other jurisdiction of incorporation or organization)
                                   54-1736551
                         (IRS Employer Identification No.)
          10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia           23060
                  (Address or principal executive office              (Zip Code)

        Registrant's telephone number, including area code (804) 217-5800

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of the latest practicable date, February 28, 1998: NONE

     As of February 28, 1998, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction J.

                                               MERIT SECURITIES CORPORATION
                                               1997 FORM 10-K ANNUAL REPORT
                                                    TABLE OF CONTENTS


                                                                                              Page
                                                                                              Number
PART I.

         Item 1.  Business                                                                       3
         Item 2.  Properties                                                                     3
         Item 3.  Legal Proceedings                                                              3
         Item 4.  Submission of Matters to a Vote of Security Holders                            3

PART II.

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters          3
         Item 6.  Selected Financial Data                                                        3
         Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                          4
         Item 8.  Financial Statements and Supplementary Data                                    5
         Item 9.  Changes In and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                           16
PART III.

         Item 10.   Directors and Executive Officers of the Registrant                           16
         Item 11.   Executive Compensation                                                       16
         Item 12.   Security Ownership of Certain Beneficial Owners and Management               16
         Item 13.   Certain Relationships and Related Transactions                               16

PART IV.

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K              16

SIGNATURES                                                                                       20



                                                          PART I

Item 1.  Business

     Merit Securities Corporation (the "Company") was incorporated in Virginia on August 19, 1994 as a wholly-owned, limited-purpose finance subsidiary of Dynex Capital, Inc. ("Dynex"), formerly known as Resource Mortgage Capital, Inc. On September 4, 1996, Issuer Holding Corporation, Inc. ("IHC"), a wholly-owned subsidiary of Dynex, acquired all of the outstanding stock of the Company and certain other affiliates of Dynex.

     The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds"). The Bonds will be secured by securities backed primarily by: (i) mortgage loans secured by first or second liens on residential property, (ii) Federal National Mortgage Association Mortgage-Backed Certificates, (iii) Federal Home Loan Mortgage
Corporation  Mortgage-Backed  Certificates,  (iv) Government  National  Mortgage
Association  Mortgage-Backed  Certificates  and (v) other mortgage  pass-through
certificates   or   mortgage-collateralized   obligations   and  (vi)  consumer
installment loans (collectively, the "Collateral"). In the future, the Company may also securitize other types of loans.

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

     From the date of its inception to December 31, 1997, the Company has issued ten (10) series of Bonds totaling approximately $5.3 billion aggregate principal amount. Three of these series were subsequently called and/or collapsed and included in subsequent issuances. As of December 31, 1997, the Company had seven
(7) series of Bonds outstanding totaling approximately $3.6 billion, compared to six (6) series at December 31, 1996 totaling $2.3 billion.

     At December 31, 1997, the Company had securities of approximately $867.8 million remaining for issuance under a shelf registration statement filed in December 1997 with the Securities and Exchange Commission. During 1997, the Company filed a shelf registration statement for an additional $1.0 billion in securities which became effective December 8, 1997. The Company anticipates issuing additional Bonds in the future.

     The Company competes in a national market with other private conduits and various financial firms. Economic conditions, interest rates, regulatory changes and market dynamics all influence the securities market.

Item 2...Properties

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

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                   FINANCIAL CONDITION

--------------------------------------------------- ----------------------------------------------
                                                                    December 31,
                                                    ----------------------------------------------
(amounts in thousands)                                   1997                          1996
--------------------------------------------------- ---------------- ------------ ----------------

Collateral for collateralized bonds                 $    3,835,289                $    2,464,469
Non-recourse debt - collateralized bonds                 3,622,877                     2,298,985
Shareholder's Equity                                       168,967                       121,130

Collateralized bond series outstanding                           7                             6

--------------------------------------------------- -- ------------- ------------ - --------------

     Merit Securities Corporation (the "Company") is a wholly-owned, limited-purpose finance subsidiary of Issuer Holding Corporation, Inc. ("IHC"). The Company was organized to facilitate the securitization of loans and securities through the issuance and sale of collateralized bonds. Prior to September 4, 1996, the Company was a wholly-owned subsidiary of Dynex Capital, Inc. ("Dynex"), formerly Resource Mortgage Capital, Inc. On September 4, 1996, IHC acquired all of the outstanding stock of the Company and certain other affiliates of Dynex. IHC is a wholly-owned subsidiary of Dynex.

     Collateral for collateralized bonds As of December 31, 1997, the Company had 7 series of collateralized bonds outstanding. The collateral for collateralized bonds increased to $3.8 billion at December 31, 1997 compared to $2.5 billion at December 31, 1996. This increase of $1.3 billion is the result of the addition of $2.3 billion of collateral related to the issuance of two series of collateralized bonds in 1997 net of $0.9 billion in paydowns of collateral.

     Non-recourse debt-collateralized bonds. Collateralized bonds increased to $3.6 billion at December 31, 1997 from $2.3 billion at December 31, 1996 as a result of the issuance of $2.2 billion of collateralized bonds during 1997. Two series of collateralized bonds were collateralized by securities secured by single-family mortgage loans and manufactured housing loans. One of these series included collateral from a previously issued collateralized bond, which was called in 1997. All series of collateralized bonds issued by the Company include provisions to call the outstanding bonds once the remaining amount outstanding is equal to or less than 35% of its original balance.

     Shareholder's Equity Shareholder's equity increased to $169.0 million at December 31, 1997 from $121.1 million at December 31, 1996. This increase was primarily the result of a $43.8 million capital contribution from IHC. In addition, the net unrealized gain on investments available-for-sale increased $4.4 million from $60.3 million at December 31, 1996 to $64.7 million at December 31, 1997, primarily due to the growth in collateral for collateralized bonds.

                                                  RESULTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------
                                                                           For the Year Ended December 31,
                                                              ----------------------------------------------------------
(amounts in thousands)                                             1997               1996                1995
------------------------------------------------------------------------------------------------------------------------

Interest income                                                $      181,690      $     123,089      $      32,675
Interest expense                                                     (173,096 )         (110,401 )          (27,019 )
Net interest margin                                                     2,363              7,631              2,555
Provision for loss on Dynex's sale of affiliates                            -            (29,434 )                -
Net (loss) income                                                        (382 )          (23,539 )            2,179

------------------------------------------------------------------------------------------------------------------------

     Interest income on the collateral for collateralized bonds increased to $181.7 million in 1997 from $123.1 million in 1996 and $32.7 in 1995, primarily as a result of the increased number of series outstanding. Two series with collateral totaling $2.3 billion, were issued during 1997 and three series with $2.1 billion of collateral, were issued during 1996.

     Interest expense on collateralized bonds also increased to $173.1 million in 1997 from $110.4 million and $27.0 million in 1996 and 1995, respectively, primarily due to the additional series outstanding. During 1997, two series of bonds were issued, totaling $2.2 billion while three series of bonds, totaling $2.1 billion, were issued during 1996.

     Net interest margin in 1997 decreased to $2.4 million, or 69%, from $7.6 million in 1996. This decrease was primarily the result of the securitization of lower coupon collateral, principally A+ quality single-family ARM loans during 1997, coupled with the prepayments of higher coupon collateral during 1997. Net interest margin increased to $7.6 million in 1996 from $2.6 million in 1995. This increase was due to the spread earned on the three series of collateralized bonds issued during 1996.

     As a result of the Dynex's sale of Meritech Mortgage Services, Inc. (Meritech), the servicer for a significant portion of the Company's collateral for collateralized bonds, the Company recorded during 1996 a $29.4 million provision for possible losses for those loans pledged as collateral for collateralized bonds which were serviced by Meritech, and where the Company has retained the credit risk.

     Credit Exposures With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At December 31, 1997, the Company retained $112.9 million in aggregate principal amount of overcollateralization compared to $88.0 million at December 31, 1996. The Company had reserves, or otherwise had provided coverage on $55.1 million and $62.1 million of this potential credit loss exposure at December 31, 1997 and 1996, respectively. $30.3 million of this reserve amount is in the form of a loss reimbursement guarantee from a third-party rated A by Standards & Poors Ratings Services, Inc.


Item 8.  Financial Statements and Supplementary Data

AUDITED FINANCIAL STATEMENTS

MERIT SECURITIES CORPORATION
Independent Auditors' Report...........................................6
Balance Sheets - December 31, 1997 and 1996............................7
Statements of Operations - For the years ended December 31, 1997,1996 and
   1995.....................8
Statements of Shareholder's Equity - For the years ended December 31, 1997, 1996
   1995..........9
Statements of Cash Flows - For the years ended December 31, 1997, 1996 and
   1995....................10
Notes to Financial Statements - For the years ended December 31, 1997, 1996 and,
   1995..............11


                                               Independent Auditors' Report



The Board of Directors
Merit Securities Corporation:


     We have audited the accompanying balance sheets of Merit Securities Corporation as of December 31, 1997 and 1996 and the related statements of operations, shareholder's equity and cash flows for each of the years in the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merit Securities Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three years ended December 31, 1997 in conformity with generally accepted accounting principles.



                               KPMG PEAT MARWICK LLP


March 24, 1998



MERIT SECURITIES CORPORATION
Balance Sheets
December 31, 1997 and 1996
(amounts in thousands except share data)


                                                                             1997                   1996
                                                                       ------------------     ------------------

Assets:
   Collateral for collateralized bonds                                   $     3,835,289        $     2,464,469
   Prepaid shelf registration fees                                                   334                    849
   Cash                                                                               10                     10
                                                                       ==================     ====================
                                                                         $     3,835,633        $     2,465,328
                                                                       ==================     ====================

Liabilities and Shareholder's Equity

Liabilities:
   Non-recourse debt - collateralized bonds                              $     3,622,877        $     2,298,985
   Due to affiliates                                                              43,789                 45,213
                                                                       ------------------     --------------------
                                                                               3,666,666              2,344,198
                                                                       ------------------     --------------------

Shareholder's Equity:
   Common stock, no par value,
      10,000 shares authorized,
       1,000 issued and outstanding                                                   10                     10
   Additional paid-in capital                                                    125,952                 82,136
   Net unrealized gain on investments available-for-sale                          64,707                 60,304
   Accumulated deficit                                                           (21,702 )              (21,320 )
                                                                           --------------           -------------

                                                                                 168,967                121,130

                                                                       ==================         ==============
                                                                         $     3,835,633        $     2,465,328
                                                                       ==================     ==================

See accompanying notes to financial statements.


MERIT SECURITIES CORPORATION
Statements of Operations
For the years ended December 31, 1997, 1996 and 1995
(amounts in thousands)


                                                         1997                   1996                   1995
                                                  -------------------    -------------------    -------------------

Interest income:
    Collateral for collateralized bonds              $       181,690        $       123,089       $         32,675
                                                      ---------------        ---------------       -----------------

Interest and related expense:
    Interest expense on collateralized bonds                 173,096                110,401                 27,019
    Other collateralized bond expense                          3,431                  2,757                  1,301
                                                  -------------------    -------------------    -------------------
                                                             176,527                113,158                 28,320
                                                  -------------------    -------------------    -------------------

Net interest margin before provision for losses                5,163                  9,931                  4,355
Provision for losses                                          (2,800)                (2,300)                (1,800)
                                                  -------------------    -------------------    -------------------
Net interest margin                                            2,363                  7,631                  2,555

Other expenses:
    Provision for loss on Dynex's sale of                          -                (29,434)                     -
affiliates
    Interest on due to affiliates                             (2,745)                (1,736)                  (376)
                                                   ------------------        ---------------       -----------------


Net (loss) income                                    $          (382)       $       (23,539)      $          2,179
                                                  ===================    ===================    ====================


See accompanying notes to financial statements.

 MERIT SECURITIES CORPORATION
 Statements of Shareholder's Equity
 For the years ended December 31, 1997, 1996 and 1995
(amounts in thousands)


                                                                      Net unrealized
                                                                          gain on            Retained
                                                    Additional          investments          earnings
                                     Common           paid-in         available-for-sale   (accumulated
                                      stock           capital                                deficit)            Total
                                   ------------    --------------     ----------------    ---------------    -------------

Balance at December 31, 1994       $        10     $           -      $             -     $            40    $          50

Contributed capital                                       35,222                    -                   -           35,222
                                             -

Change in net unrealized gain on
investments available-for-sale               -                 -               10,313                   -           10,313

Net income                                                     -                    -               2,179            2,179
                                             -
                                       --------       -----------        -------------       ------------       ----------

Balance at December 31, 1995                               35,222              10,313               2,219           47,764
                                            10

Contributed capital                                       46,914                    -                   -           46,914
                                             -

Change in net unrealized gain on
investments available-for-sale               -                 -               49,991                   -           49,991

Net loss                                                       -                    -            ( 23,539 )       ( 23,539 )
                                             -
                                       --------       -----------        -------------       ------------       ----------

Balance at December 31, 1996                10            82,136               60,304             (21,320 )        121,130

Contributed capital                          -            43,816                    -                   -           43,816

Change in net unrealized gain on
investments available-for-sale               -                 -                4,403                   -            4,403

Net loss                                     -                 -                    -                (382 )           (382 )
                                   --- --------    -- -----------     -- -------------    -- ------------    -- ----------

Balance at December 31, 1997       $        10     $     125,952      $        64,707     $       (21,702 )  $     168,967
                                   === ========    == ===========     == =============    == ============    == ==========

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
For the years ended December 31, 1997, 1996 and 1995
(amounts in thousands)

                                                                      1997               1996              1995
                                                                -----------------  -----------------  -----------------

Operating activities:
  Net income (loss)                                               $         (382)           (23,539)              2,179
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Provision for losses                                                   2,800              2,300               1,800
    Provision for loss on Dynex's sale of affiliates                           -             29,434                   -
    Amortization, net                                                     20,440              8,407               2,489
    Net change in prepaid shelf registration fees                            515                (97)               (752)
    Other                                                                    368              1,125                (429)
                                                                -----------------  -----------------   -----------------
        Net cash provided by operating activities                         23,741             17,630               5,287
                                                                -----------------  -----------------   -----------------

Investing activities:
  Collateral for collateralized bonds:
    Purchase of loans subsequently securitized                        (2,300,444)        (2,135,796)           (791,735)
    Principal payments on collateral                                     916,580            433,484             146,532
    Increase in accrued interest receivable                               (8,358)           (11,216)             (5,114)
    Net change in funds held by trustee                                      377               (198)               (178)
                                                                -----------------  -----------------   -----------------
       Net cash used for investing activities                         (1,391,845)        (1,713,726)           (650,495)
                                                                -----------------  -----------------   -----------------

Financing activities:
  Collateralized bonds:
    Proceeds from issuance of collateralized bonds                     2,243,324          2,071,285             735,435
    Principal payments on collateralized bonds                          (919,370)          (437,509)           (145,434)
    Increase in accrued interest payable                                   1,758              3,381                 792
  (Decrease) increase in due to affiliates                                (1,424)            12,025              19,193
  Proceeds from capital contributions                                     43,816             46,914              35,222
                                                                -----------------  -----------------   -----------------
     Net cash provided by financing activities                         1,368,104          1,696,096             645,208
                                                                -----------------  -----------------   -----------------

Net increase in cash                                                          -                  -                    -
Cash at beginning of year                                                     10                 10                  10
                                                                                                          --------------
                                                                -----------------  -----------------   ----

Cash at end of year                                               $           10      $          10      $           10
                                                                =================  =================   =================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $      172,853            107,819              27,669
                                                                =================  =================   =================

Supplemental disclosure of non-cash activities:
   Purchase of interest rate agreements from affiliate            $            -      $      11,452     $            -
                                                                =================  =================   =================

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Notes to Financial Statements
For the years ended December 31, 1997, 1996 and 1995
(amounts in thousands except share data)

NOTE 1 - THE COMPANY

     Merit Securities Corporation (the "Company") is a wholly-owned, limited-purpose finance subsidiary of Issuer Holding Corporation, Inc. ("IHC"). The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds. Prior to September 4, 1996, the Company was a wholly-owned subsidiary of Dynex Capital, Inc. ("Dynex"), formerly Resource Mortgage Capital, Inc. On September 4, 1996, IHC acquired all of the outstanding stock of the Company and certain other affiliates of Dynex. IHC is a wholly-owned subsidiary of Dynex.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Federal Income Taxes Dynex and its wholly-owned subsidiaries, including the Company, (together, "Dynex Capital") have elected to be taxed as a real estate investment trust ("REI") under the Internal Revenue Code. As a result, Dynex Capital generally will not be subject to federal income taxation at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for income taxes for the Company in the accompanying financial statements, as Dynex Capital believes it has met the prescribed distribution requirements.

     Collateral for Collateralized Bonds Collateral for collateralized bonds consists of securities which have been pledged to secure collateralized bonds. These securities are backed by single-family mortgage loans and manufactured housing installment loans.

     Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified all of its collateral for collateralized bonds as available-for-sale. As such, the collateral for collateralized bonds at December 31, 1997 and 1996 is reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholder's equity.

     Deferred Issuance Costs Costs incurred in connection with the issuance of collateralized bonds are deferred and amortized over the estimated lives of the collateralized bonds using a method that approximates the effective yield method. These costs are included in the carrying value of the collateralized bonds.

     Price Premiums and Discounts Price premiums and discounts on the collateral for collateralized bonds and the collateralized bonds are amortized into interest income or expense, respectively, over the life of the related investment or obligation using a method that approximates the effective yield method.

     Derivative Financial Instruments The Company enters into interest rate swap agreements and interest rate cap agreements ("Interest Rate Agreements") to manage its sensitivity to changes in interest rates. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. The Company has designated these instruments as hedge positions.

     The Company evaluates the effectiveness of these hedges against the financial instrument being hedged under various interest rate scenarios. The revenues and costs associated with interest rate swap agreements are recorded as adjustments to interest expense on the collateralized bonds being hedged. For interest rate cap agreements, the amortization of the cost of the agreements is recorded as a reduction in the net interest margin on the collateral for collateralized bonds. The unamortized cost is included in the carrying amount of the collateral for collateralized bonds. These Interest Rate Agreements are carried at fair value, with unrealized gains and losses reported as a separate component of shareholder's equity.

     Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The primary estimates inherent in the accompanying consolidated financial statements are discussed below.

     Fair Value. The Company uses estimates in establishing fair value for its collateral for collateralized bonds. Fair value estimates are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates and credit loss assumptions. The discount rates used are based on management's estimates of market rates, and the cash flows are projected utilizing the current interest rate environment and forecasted prepayment rates. Since the fair value of the Company's collateral for collateralized bonds is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the financial statements. The fair value of all on- and off- balance sheet financial instruments is presented in Notes 3 and 6.

     Allowance for losses. As discussed in Note 4, the Company has retained credit risk on certain collateral for collateralized bonds. The Company has established an allowance for losses for the estimated credit risk retained based on management's judgment. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of the potential credit losses, as well as industry loss experience. Provisions made to increase the allowance related to the credit risk retained is presented as provision for losses in the accompanying financial statements. The Company's actual credit losses may differ from those estimates used to establish the allowance.

     Prepaid Shelf Registration Fees Fees incurred in connection with filing a shelf for the issuance of collateralized bonds are deferred and recognized with each securitization prorata to the size of the issuance.

     Basis of Presentation Certain amounts for 1996 and 1995 have been reclassified to conform to the presentation for 1997.

NOTE 3 - COLLATERAL FOR COLLATERALIZED BONDS

     The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds classified as available-for-sale at December 31, 1997 and 1996, and the related average effective interest rates (calculated for the month ended December 31, 1997 and 1996, and excluding unrealized gains and losses):

------------------------------------------ --------------------------------- ---- ---------------------------------
                                                         1997                                   1996
------------------------------------------ ----------------- -- ------------ ---- ----------------- -- ------------
                                                                 Effective                              Effective
                                                                 Interest                               Interest
                                              Fair Value           Rate              Fair Value           Rate
------------------------------------------ ----------------- -- ------------ ---- ----------------- -- ------------

Collateral for collateralized bonds:
   Amortized cost                             $     3,795,393      7.2%             $     2,435,897       7.5%
   Allowance for losses                               (24,811  )                            (31,732 )
                                           --- -------------                         --------------
     Amortized cost, net                            3,770,582                             2,404,165
   Gross unrealized gains                              77,973                                68,557
   Gross unrealized losses                            (13,266  )                             (8,253 )
------------------------------------------ --- ------------- -- ------------ ---- -- -------------- -- ------------
                                              $     3,835,289                       $     2,464,469
------------------------------------------ --- ------------- -- ------------ ---- -- -------------- -- ------------

     Collateral  for  collateralized  bonds  consists  of  securities  backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on singlefamily residential housing, as well as manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. The Company's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued are non-recourse to the Company. The collateral for collateralized bonds can be sold by the Company, but only subject to the lien of the collateralized bond indenture.

     The components of collateral for collateralized bonds at December 31,1997 and 1996 are as follows:

----------------------------------------------------- ------------------ --- ------------------
                                                            1997                   1996
----------------------------------------------------- ------------------ --- ------------------

Collateral, net of allowance                          $       3,681,789      $       2,329,721
Funds held by trustees                                                -                    377
Accrued interest receivable                                      25,235                 16,877
Unamortized premiums and discounts, net                          63,558                 57,190
Unrealized gain, net                                             64,707                 60,304
----------------------------------------------------- -- --------------- --- -- ---------------
                                                      $       3,835,289      $       2,464,469
----------------------------------------------------- -- --------------- --- -- ---------------

NOTE 4 - ALLOWANCE FOR LOSSES ON COLLATERAL FOR COLLATERALIZED BONDS



     The following table summarizes the activity for the allowance for losses on collateral for collateralized bonds for the years ended December 31, 1997 and 1996:

------------------------------------------------------ --------------- -- ---------------
                                                            1997               1996
------------------------------------------------------ --------------- -- ---------------

Beginning balance                                      $        31,732    $         1,800
Provision for losses                                             2,800              2,300
Provision for loss on Dynex's sale of affiliates                     -             29,434
Losses charged-off, net                                         (9,721 )           (1,802 )
------------------------------------------------------ --- ----------- -- --- -----------
                                                       $        24,811    $        31,732
------------------------------------------------------ --- ----------- -- --- -----------

     The Company has limited exposure to credit risk retained on loans which it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the Company's net investment in these collateralized bonds, excluding price premiums and discounts and hedge gains and losses. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding plus servicer advances, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. An allowance for losses, which is based on industry and Company experience, has been established and adjusted periodically for estimated potential losses over the expected life of these securities. The allowance for losses is included in collateral for collateralized bonds in the accompanying consolidated balance sheets.

     On May 13, 1996, Dynex completed the sale of various Dynex affiliates to Dominion Mortgage Services, Inc. (Dominion), a wholly-owned subsidiary of Dominion Resources, Inc. Included in the affiliates sold was Meritech Mortgage Services, Inc. (Meritech), the servicer for a significant portion of the Company's collateral for collateralized bonds. As a result of this sale, the Company recorded a $29.4 million provision for possible losses for those loans pledged as collateral for collateralized bonds which were serviced by Meritech, and where the Company has retained the credit risk. As part of the terms of the sale, Dominion has provided for reimbursement of losses incurred by the Company pursuant to various loss reimbursement guaranty agreements for actual losses incurred on loans pledged as collateral for collateralized bonds and serviced by Meritech which exceed the above reserve recorded by the Company, up to an additional $30 million. Such guaranty agreements apply only to loans serviced by Meritech and is specific to each collateralized bond issued by the Company.

NOTE 5 - COLLATERALIZED BONDS

     The components of collateralized bonds along with certain other information at December 31, 1997 and 1996 are summarized below:


                                                     1997                                      1996
----------------------------- ------------------------------------ --- --------------------------------------

                                    Bonds              Range of         Bonds Outstanding        Range of
                                Outstanding        Interest Rates                            Interest Rates
----------------------------- ----------------- -- --------------- --- ------------------ -- ----------------
Variable-rate classes         $       3,192,049         5.9%-7.7%      $         1,922,021       5.6% - 6.0%
Fixed-rate classes                      401,893        6.2%-15.0%                  351,843        6.2%-15.0%
Accrued interest payable                  6,438                                      4,680
Deferred bond issuance costs             (2,918 )                                   (2,613)
Unamortized premium                      25,415                                     23,054
----------------------------- -- -------------- -- --------------- --- -- --------------- -- ----------------
                              $       3,622,877                        $         2,298,985
----------------------------- -- -------------- -- --------------- --- -- --------------- -- ----------------

Range of stated maturities            2016-2031                                 2028- 2030

Number of series                              7                                          6
---------------------------- -- -------------- -- --------------- --- -- --------------- -- ----------------

     Each series of collateralized bonds may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on the loans pledged as collateral for collateralized bonds and any reinvestment income thereon are used to make payments on the collateralized bonds (see Note 3). The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the Company. The maturity of each class is directly affected by the rate of principal prepayments on the related mortgage collateral. Each series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a collateralized bonds series is likely to occur earlier than its stated maturity. Collateralized bonds are carried at their outstanding principal balance, net of unamortized premiums and discounts.

     The variable rate classes are based on one-month London InterBank Offered Rate ("LIBOR"). The average effective rate of interest expense for collateralized bonds was 7.2%, 7.3% and 7.1% for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 6 - ADDITIONAL INFORMATION ABOUT FINANCIAL INTRUMENTS

     The following table presents the carrying values and estimated fair values of the Company's recorded financial instruments, as well as information about certain specific off-balance sheet financial instruments as of December 31, 1997 and 1996:

------------------------------------- --------------------------------------- --- -----------------------------------------
                                                       1997                                         1996
------------------------------------- ----------- ------------- ------------- --- ----------- -------------- --------------
                                      Notional     Amortized                      Notional      Amortized
                                        Amount        Cost       Fair Value         Amount        Cost        Fair Value
------------------------------------- ----------- ------------- ------------- --- ----------- -------------- --------------

Recorded financial instruments:

Assets:
   Collateral for collateralized bonds $         - $   3,761,518 $   3,834,465     $         - $   2,394,533   $  2,462,263
   Interest rate cap agreements            351,000         9,064           824         351,000         9,632          2,206
   Cash                                          -            10            10               -            10             10
Liabilities:
   Collateralized bonds                          -     3,622,877     3,605,158               -     2,298,985      2,282,718

Off-balance sheet financial instruments:

Interest rate swap agreements:
   Collateralized bonds                    333,644             -          (870)        432,801              -           334
------------------------------------- -- -------- -- ---------- -- ---------- --- -- -------- --- ----------- -- ----------

     The estimated fair values of financial instruments have been determined using available market information and appropriate valuation methodologies. However, a degree of judgment is necessary in evaluating market data and forming these estimates.

     Recorded Financial Instruments. The carrying amount of cash approximates fair value at December 31, 1997 and 1996. The fair value of the collateral for collateralized bonds is based on the present value of the projected cash flows using appropriate discount rates, credit loss and prepayment assumptions.

     During 1996, the Company purchased LIBOR-based interest rate agreements to limit its exposure to the lifetime interest rate caps on certain of its collateral for collateralized bonds. Under these agreements, the Company will receive additional cash flow should the related index increase above the contracted rates. Contract rates on these cap agreements range from 8.0% to 9.5%, with expiration dates ranging from 1999 to 2003.

     Off-Balance Sheet Financial Instruments. The Company may enter into various interest rate swap agreements to limit its exposure to changes in financing rates of certain collateralized bonds. The Company has entered into a 5-year amortizing interest rate swap agreement related to variable-rate collateralized bond classes financing fixed-rate collateral for collateralized bonds. The remaining notional amount of the agreement is $148,513. Under the terms of this agreement, the Company receives one-month LIBOR and pays 6.15%. This agreement expires in 2000. The Company has also entered into a 7-year amortizing interest rate swap agreement with remaining notional of $185,131 related to prime-based loans financed with LIBOR-based variable-rate collateralized bonds. Under the terms of the agreement, the Company receives one-month LIBOR plus 2.65% and pays one-month average prime in effect 3 months prior.


NOTE 7 - DUE TO AFFILIATES

     At December 31, 1997 and 1996, amounts due from affiliates consisted of amounts borrowed from IHC and Dynex under demand promissory notes. Amounts due to IHC and Dynex totaled $40,457 and $3,332 at December 31, 1997, respectively. At December 31, 1996, amounts due to IHC totaled $970,127 and amounts due from Dynex totaled $924,914. The Company had net interest expense related to these demand promissory notes of $2,745 and $1,736 during 1997 and 1996, respectively.


NOTE 8 - CONTRIBUTED CAPITAL

     Contributed capital represents IHC's net contribution of collateral for collateralized bonds in excess of the related collateralized bonds issued. During 1997 and 1996, capital contributions totaled $43,816 and $46,914, respectively.


NOTE 9 - OTHER MATTERS

     At December 31, 1997 and 1996, the Company had remaining $0.9 billion and $0.2 billion respectively, for issuance under shelf registration statements filed with the Securities and Exchange Commission. During 1997, the Company filed a shelf registration statement for an additional $1.0 billion in securities which became effective December 1997.

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

     4.13 Copy of the Series 10 Indenture Supplement, dated as of December 1, 1997, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporates herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed January 6, 1998).

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


(b)      Reports on Form 8-K

     Current Report on Form 8-K as filed with the Commission on December 30, 1997, relating to the Registrant's Series 6 Bonds.

     Current Report on Form 8-K as filed with the Commission on December 30, 1997, relating to the Registrant's Series 7 Bonds.

     Current Report on Form 8-K as filed with the Commission on December 30, 1997, relating to the Registrant's Series 8 Bonds.

     Current Report on Form 8-K as filed with the Commission on December 30, 1997, relating to the Registrant's Series 9 Bonds.

     Current Report on Form 8-K as filed with the Commission on January 6, 1998, relating to the Registrant's Series 10 Bonds.

     Current Report on Form 8-K as filed with the Commission on February 10, 1998, relating to the Registrant's Series 6 Bonds.

     Current Report on Form 8-K as filed with the Commission on February 10, 1998, relating to the Registrant's Series 7 Bonds.

     Current Report on Form 8-K as filed with the Commission on February 10, 1998, relating to the Registrant's Series 8 Bonds.

     Current Report on Form 8-K as filed with the Commission on February 10, 1998, relating to the Registrant's Series 9 Bonds.

     Current Report on Form 8-K as filed with the Commission on February 10, 1998, relating to the Registrant's Series 10 Bonds.

     Current Report on Form 8-K as filed with the Commission on March 11, 1998, relating to the Registrant's Series 6 Bonds.

     Current Report on Form 8-K as filed with the Commission on March 11, 1998, relating to the Registrant's Series 7 Bonds.

     Current Report on Form 8-K as filed with the Commission on March 11, 1998, relating to the Registrant's Series 8 Bonds.

     Current Report on Form 8-K as filed with the Commission on March 11, 1998, relating to the Registrant's Series 9 Bonds.

     Current Report on Form 8-K as filed with the Commission on March 11, 1998, relating to the Registrant's Series 10 Bonds.








                                                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MERIT SECURITIES CORPORATION


                                      By:   /s/ Lynn K. Geurin
                                      ---   ------------------
                                      Lynn K. Geurin
                                      (Principal Executive Officer)



                                      By:  /s/ Stephen J. Benedetti
                                      ---  ------------------------
                                      Stephen J. Benedetti
                                      (Principal Financial & Accounting Officer)



Dated:  March 30, 1998



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                     Capacity                                Date



/s/ Thomas H. Potts                                  Director                                March 30, 1998
-------------------                                  --------                                --------------
Thomas H. Potts


/s/ J. Thomas O'Brien, Jr.                           Director                                March 30, 1998
--------------------------                           --------                                --------------
J. Thomas O'Brien, Jr.


/s/ William H. West, Jr.                             Director                                March 30, 1998
------------------------                             --------                                --------------
William H. West, Jr.


/s/ John C. Stevenson, Jr.                           Director                                March 30, 1998
--------------------------                           --------                                --------------
John C. Stevenson, Jr.



                                                      EXHIBIT INDEX



                                                              Sequentially
Exhibit                                                       Numbered Page

23.1              Consent of KPMG Peat Marwick LLP                I