Form 10-Q
period 1998-03-31
MERIT SECURITIES CORP
filed 1998-05-15
CIK 929426

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the quarter ended March 31, 1998

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission file number 33-83524


                            MERIT SECURITIES CORPORATION
               (Exact name of registrant as specified in its charter)

                  Virginia                                 54-1736551
(State or other jurisdiction of incorporation((I.R.S.Employer Identification No)

10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia           23060
   (Address of principal executive offices)                (Zip Code)

                                   (804) 217-5800
                 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     As of April 30, 1998, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                          MERIT SECURITIES CORPORATION
                                   FORM 10-Q
                                     INDEX


                                                                                     Page Number
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Balance Sheets at March 31, 1998 and
                      December 31, 1997                                                  3

                      Statements of Operations for the three months
                      ended March 31, 1998 and 1997                                      4

                      Statement of Shareholder's Equity for the three months
                      ended March 31, 1998                                               5

                      Statements of Cash Flows for the three months ended
                      March 31, 1998 and 1997                                            6

                      Notes to Unaudited Financial Statements                            7

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                      8

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                      9

Item 5.           Other Information                                                      9

Item 6.           Exhibits and Reports on Form 8-K                                       9

SIGNATURES                                                                              13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)

                                                                     March 31,           December 31,
                                                                      1998                   1997
                                                                ------------------     ---------------

ASSETS:
   Collateral for collateralized bonds                           $      3,279,483       $      3,835,289
   Prepaid shelf registration fees                                            334                    334
   Cash                                                                        10                     10
                                                                ==================     ==================
                                                                 $      3,279,827       $      3,835,633
                                                                ==================     ==================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds                      $      3,099,015       $      3,622,877
   Due to affiliates                                                       35,583                 43,789
                                                                ------------------     ------------------
                                                                        3,134,598              3,666,666
                                                                ------------------     ------------------

SHAREHOLDER'S EQUITY:
   Common stock, no par value,
      10,000 shares authorized,
      1,000 shares issued and outstanding                                      10                     10
   Additional paid-in capital                                             125,952                125,952
   Accumulated other comprehensive income                                  46,887                 64,707
   Accumulated deficit                                                    (27,620 )              (21,702 )
                                                                                          ---------------
                                                                ------------------     ---
                                                                          145,229                168,967
                                                                ==================     ==================
                                                                 $      3,279,827       $      3,835,633
                                                                ==================     ==================

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands except share data)

                                                                      Three Months Ended
                                                                          March 31,
                                                               ---------------------------------
                                                                   1998               1997
                                                               --------------     --------------

Interest Income:
    Collateral for collateralized bonds                          $    58,145       $     42,549
                                                               ---------------    ---------------

Interest and related expense:
    Interest expense on collateralized bonds                          61,190              38,974
    Other collateralized bond expense                                  1,041                 835
                                                               ---------------    ---------------
                                                                      62,231              39,809
                                                               ---------------    ---------------

Net interest margin before provision for losses                      (4,086)               2,740
Provision for losses                                                 (1,178)               (600)
                                                               ---------------    ---------------
Net interest margin                                                  (5,264)               2,140

Interest on due to affiliate                                           (654)               (646)
                                                               ---------------    ---------------

Net (loss) income                                                $   (5,918)      $      1,494
                                                               ===============    ===============



See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statement of Shareholder's Equity
(amounts in thousands except share data)


                                                 Additional    Accumulated other
                                Common stock       paid-in       comprehensive      Accumulated
                                                   capital           income           deficit         Total
                                --------------  ------------ -------------------- -------------- --------------

Balance at December 31, 1997       $     10     $      125,952 $           64,707   $     (21,702)       168,967                $

Comprehensive loss:
   Net loss                               -                  -                  -         (5,918)       (5,918)
   Change in net unrealized gain
      on investments classified as
      available-for-sale during
      the period                          -                  -            (17,820)               -      (17,820)
                                 ------------- --------------- ------------------  -------------- --------------
Total comprehensive loss                                                  (17,820)         (5,918)      (23,738)

Balance at March 31, 1998          $     10     $      125,952 $           46,887   $    (27,620) $     145,229
                                 ============= =============== ==================  ============== ==============

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                        1998                   1997
                                                                 -------------------     ------------------

Operating activities:
  Net (loss) income                                              $         (5,918)       $          1,494
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Provision for losses                                                     1,178                    600
    Amortization, net                                                       11,212                  4,483
    Other                                                                      104                   (43)
                                                                 -------------------     ------------------
      Net cash provided by operating activities                              6,576                  6,534
                                                                 -------------------     ------------------

Investing activities:
  Collateral for collateralized bonds:
    Principal payments on collateral                                       523,891                188,825
    Decrease in accrued interest receivable                                  3,562                  1,234
                                                                 -------------------     ------------------
      Net cash provided by investing activities                            527,453                190,059
                                                                 -------------------     ------------------

Financing activities:
  Collateralized bonds:
    Principal payments on collateralized bonds                           (524,287)              (189,407)
    Decrease in accrued interest payable                                   (1,536)                   (99)
    Decrease in due to affiliate                                           (8,206)                (7,087)
                                                                 -------------------     ------------------
    Net cash used for financing activities                               (534,029)              (196,593)
                                                                 -------------------     ------------------

Cash at beginning of period                                                     10                     10
                                                                 -------------------     ------------------

Cash at end of period                                            $              10       $             10
                                                                 ===================     ==================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $          61,375       $         39,251
                                                                 ===================     ==================


See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Notes to Unaudited Financial Statements
March 31, 1998
(amounts in thousands except share data)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Merit Securities Corporation (the "Company"). The Company is a wholly-owned, limited-purpose finance subsidiary of Issuer Holding Corporation ("IHC"). IHC was formed on September 4, 1996 to acquire all of the outstanding stock of the Company and certain other affiliates of Dynex Capital, Inc. ("Dynex"). IHC is a wholly-owned subsidiary of Dynex. The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds").

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at March 31, 1998, the Statements of Operations for the three months ended March 31, 1998 and 1997, the Statement of Shareholder's Equity for the three months ended March 31, 1998, the Statements of Cash Flows for the three months ended March 31, 1998 and 1997, and the related notes to financial statements are unaudited. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1997.

     Certain amounts for 1997 have been reclassified to conform with the presentation for 1998.

NOTE 2-COLLATERAL FOR COLLATERALIZED BONDS

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at March 31, 1998 and December 31, 1997, and the related average effective interest rates
(calculated for the month ended March 31, 1998 and December 31, 1997, and excluding unrealized gains and losses):

                                                     March 31, 1998                     December 31, 1997
-------------------------------------------------------------------------------------------------------------------

                                                                 Effective                           Effective
                                              Fair Value       Interest Rate       Fair Value      Interest Rate
-------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
   Amortized cost                        $         3,255,272        6.7%       $      3,795,393         7.2%
   Allowance for losses                              (22,676 )                          (24,811 )
      Amortized cost, net                          3,232,596                          3,770,582
   Gross unrealized gains                             57,744                             77,973
   Gross unrealized losses                           (10,857 )                          (13,266 )
-------------------------------------------------------------------------------------------------------------------
                                         $         3,279,483                   $      3,835,289
-------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Merit Securities Corporation (the "Company") was incorporated in Virginia on August 19, 1994 as a wholly-owned, limited-purpose finance subsidiary of Dynex Capital, Inc. ("Dynex"). On September 4, 1996, Issuer Holding Corporation, Inc. ("IHC"), a wholly-owned subsidiary of Dynex, acquired all of the outstanding stock of the Company and certain other affiliates of Dynex.

     The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds"). The Bonds will be secured primarily by: (i) mortgage loans secured by first or second liens on residential property, (ii) Federal National Mortgage Association Mortgage-Backed Certificates, (iii) Federal Home Loan Mortgage Corporation Mortgage-Backed
Certificates, (iv) Government National Mortgage Association Mortgage-Backed Certificates, (v) other mortgage pass-through certificates or mortgage-collateralized obligations and (vi) consumer installment loans (collectively, the "Collateral"). In the future, the Company may also securitize other types of loans.

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

     The Company did not issue any Bonds during the three months ended March 31, 1998. As of March 31, 1998, the Company had seven (7) series of collateralized bonds outstanding totaling approximately $3.1 billion, compared to $3.6 billion at December 31, 1997, and $2.1 billion at March 31, 1997. Interest income on the Collateral increased $15.6 million to $58.1 million for the three months ended March 31, 1998 compared to $42.5 million for the three months ended March 31, 1997, primarily as a result of the increased number of series outstanding. Interest expense on Bonds increased $22.2 million from $39.0 million for the three months ended March 31, 1997 to $61.2 million for the three months ended March 31, 1998, primarily due to the additional series outstanding.

     Net interest margin for the three months ended March 31, 1998 decreased to a negative $5.3 million from a positive $2.1 million for the same period for 1997. This decrease was primarily the result of higher premium amortization caused by higher prepayments during the three months ended March 31, 1998 than during the same period in 1997. In addition, the Company securitized lower coupon collateral, principally A+ quality single-family ARM loans during 1997.

     With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized securities relative to the yield on the collateralized bonds. At March 31, 1998, the Company retained $115.5 million in aggregate principal amount of overcollateralization, and had reserves, or otherwise had provided coverage on $53 million of this potential credit loss exposure. $30.3 million of this reserve amount is in the form of a loss reimbursement guarantee from a third-party rated A by Standards & Poors Ratings Services, Inc.

     At March 31, 1998, the Company had securities of approximately $1.2 billion remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

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


(b)      Reports on Form 8-K

     Current Report on Form 8-K as filed with the Commission on April 3, 1998, relating to the Registrant's Series 6 Bonds.

     Current Report on Form 8-K as filed with the Commission on April 3, 1998, relating to the Registrant's Series 7 Bonds.

     Current Report on Form 8-K as filed with the Commission on April 3, 1998, relating to the Registrant's Series 8 Bonds.

     Current Report on Form 8-K as filed with the Commission on April 3, 1998, relating to the Registrant's Series 9 Bonds.

     Current Report on Form 8-K as filed with the Commission on April 3, 1998, relating to the Registrant's Series 10 Bonds.












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






Dated:  May 15, 1998