Form 10-Q
period 1998-06-30
MERIT SECURITIES CORP
filed 1998-08-14
CIK 929426

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

                          For the quarter ended June 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     As of July 31, 1998, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

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


                                                                            Page Number
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
              Balance Sheets at June 30, 1998 and
              December 31, 1997                                                  3

              Statements of Operations for the three and six months
              ended June 30, 1998 and 1997                                       4

              Statement of Shareholder's Equity for the six months
              ended June 30, 1998                                                5

              Statements of Cash Flows for the six months ended
              June 30, 1998 and 1997                                             6

              Notes to Unaudited Financial Statements                            7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                       8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                     9

Item 5.    Other Information                                                     9

Item 6.    Exhibits and Reports on Form 8-K                                      9

SIGNATURES
                                                                     13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)


                                                                    June 30,             December 31,
                                                                      1998                  1997
                                                                -----------------     ----------------

ASSETS:
   Collateral for collateralized bonds                            $  4,438,761          $  3,835,289
   Prepaid shelf registration fees                                         111                   334
   Cash                                                                     10                    10
                                                                =================     ================
                                                                  $  4,438,882          $  3,835,633
                                                                =================     ================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds                       $  4,204,634          $  3,622,877
   Due to affiliates                                                    29,403                43,789
   Deferred income                                                       4,359                     -
                                                                -----------------     ----------------
                                                                     4,238,396             3,666,666
                                                                -----------------     ----------------

SHAREHOLDER'S EQUITY:
   Common stock, no par value,
     10,000 shares authorized,
     1,000 shares issued and outstanding                                    10                    10
   Additional paid-in capital                                          190,156               125,952
   Accumulated other comprehensive income                               40,017                64,707
   Accumulated deficit                                                 (29,697)              (21,702)
                                                                -----------------     ----------------

                                                                       200,486               168,967
                                                                =================     ================
                                                                  $  4,438,882          $  3,835,633
                                                                =================     ================


See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands except share data)



                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                     ------------------------------    ------------------------------
                                                         1998             1997             1998             1997
                                                     --------------  --------------    -------------- ---------------

Interest Income:
   Collateral for collateralized bonds                 $  61,923       $  39,614         $ 120,068      $   82,163
                                                     --------------  --------------    -------------- ---------------

Interest and related expense:
   Interest expense on collateralized bonds               61,795          37,610           122,985          76,584
   Other collateralized bond expense                         944             802             1,985           1,637
                                                     --------------  --------------    -------------- ---------------
                                                          62,739          38,412           124,970          78,221
                                                     --------------  --------------    -------------- ---------------

Net interest margin before provision for losses             (816)          1,202            (4,902)          3,942
Provision for losses                                      (1,686)           (600)           (2,864)         (1,200)
                                                                                       -------------- ---------------
                                                     --------------  --------------
Net interest margin                                       (2,502)            602            (7,766)          2,742

Gain on sale of assets                                     1,125               -             1,125               -
Interest on due to affiliate                                (700)           (648)           (1,354)         (1,294)
                                                     --------------  --------------    -------------- ---------------

Net (loss) income                                      $  (2,077)      $     (46)        $  (7,995)     $    1,448
                                                     ==============  ==============    ============== ===============

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statement of Shareholder's Equity
(amounts in thousands except share data)



                                                                          Accumulated other
                                                Common     Additional       comprehensive       Accumulated
                                                stock    paid-in capital       income             deficit         Total
                                            ------------ --------------- ------------------- --------------- ---------------

  Balance at December 31, 1997                 $  10       $   125,952     $     64,707        $  (21,702)     $  168,967

  Comprehensive loss:
  Net loss                                         -                 -                -            (7,995)         (7,995)

  Change in net unrealized gain on
    investments available-for-sale                 -                 -          (24,690)                -         (24,690)
                                            ------------ --------------- ------------------- --------------- ---------------
  Total comprehensive loss                         -                 -          (24,690)           (7,995)        (32,685)

  Contributed capital                              -            64,204                -                 -          64,204

                                            ------------ --------------- ------------------- --------------- ---------------

  Balance at June 30, 1998                    $   10       $   190,156     $     40,017        $  (29,697)     $  200,486
                                            ============ =============== =================== =============== ===============


See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                        1998                   1997
                                                                 -------------------     ------------------

Operating activities:
   Net (loss) income                                               $      (7,995)          $      1,448
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
          Gain on sale of assets                                          (1,125)                     -
       Provision for losses                                                2,864                  1,200
       Amortization, net                                                  20,495                  9,038
         Increase in deferred income                                       4,359                      -
         Decrease in prepaid shelf registration fees                         223                    246
       Other                                                                 347                    427
                                                                 -------------------     ------------------
         Net cash provided by operating activities                        19,168                 12,359
                                                                 -------------------     ------------------

Investing activities:
   Collateral for collateralized bonds:
     Purchase of loans subsequently securitized                       (1,711,862)            (1,023,811)
     Principal payments on collateral                                  1,012,653                375,912
     Proceeds from sale of collateralized bonds                           58,675                      -
     Net decrease in accrued interest receivable and funds held
      by trustee                                                          (6,505)                (3,273)
                                                                 -------------------     ------------------
       Net cash used for investing activities                           (647,039)              (651,172)
                                                                 -------------------     ------------------

Financing activities:
   Collateralized bonds:
     Proceeds from issuance of collateralized bonds                    1,589,340                979,212
     Principal payments on collateralized bonds                       (1,011,461)              (377,200)
     Increase in accrued interest payable                                    174                    846
   (Decrease) increase in due to affiliate                               (14,386)                13,312
   Proceeds from capital contributions                                    64,204                 22,643
                                                                 -------------------     ------------------
       Net cash provided by financing activities                         627,871                638,813
                                                                 -------------------     ------------------

Net change in cash                                                             -                      -
Cash at beginning of period                                                   10                     10
                                                                 -------------------     ------------------
Cash at end of period                                              $          10           $         10
                                                                 ===================     ==================

Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $     120,305           $     76,093
                                                                 ===================     ==================

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Notes to Unaudited Financial Statements
June 30, 1998
(amounts in thousands except share data)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Merit Securities Corporation (the "Company"). The Company is a wholly-owned, limited-purpose finance subsidiary of Issuer Holding Corporation ("IHC"). IHC was formed on September 4, 1996 to acquire all of the outstanding stock of the Company and certain other affiliates of Dynex Capital, Inc. ("Dynex") a New York Stock Exchange listed financial services company (symbol : DX). IHC is a wholly-owned subsidiary of Dynex. The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds").

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at June 30, 1998, the Statements of Operations for the three and six months ended June 30, 1998 and 1997, the Statement of Shareholder's Equity for the six months ended June 30, 1998, the Statements of Cash Flows for the six months ended June 30, 1998 and 1997, and the related notes to financial statements are unaudited. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1997.

     Certain amounts for 1997 have been reclassified to conform with the presentation for 1998.

NOTE 2--COLLATERAL FOR COLLATERALIZED BONDS

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at June 30, 1998 and December 31, 1997, and the related average effective interest rates (calculated for the month ended June 30, 1998 and December 31, 1997, and excluding unrealized gains and losses):


---------------------------------------------------------------------------------------------------------------
                                                   June 30, 1998                    December 31, 1997
---------------------------------------------------------------------------------------------------------------

                                                              Effective                          Effective
                                            Fair Value      Interest Rate      Fair Value      Interest Rate
---------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
  Amortized cost                           $   4,420,605           7.3%       $   3,795,393           7.2%
  Allowance for losses                           (21,861)                           (24,811)
---------------------------------------------------------------------------------------------------------------
     Amortized cost, net                       4,398,744                          3,770,582
  Gross unrealized gains                          59,559                             77,973
  Gross unrealized losses                        (19,542)                           (13,266)
---------------------------------------------------------------------------------------------------------------
                                           $   4,438,761                      $   3,835,289
---------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Merit Securities Corporation (the "Company") was incorporated in Virginia on August 19, 1994 as a wholly-owned, limited-purpose finance subsidiary of Dynex Capital, Inc. ("Dynex") a New York Stock Exchange listed financial services company (symbol : DX). On September 4, 1996, Issuer Holding Corporation, Inc. ("IHC"), a wholly-owned subsidiary of Dynex, acquired all of the outstanding stock of the Company and certain other affiliates of Dynex.

     The Company was organized to facilitate the securitization of securities secured by loans through the issuance and sale of collateralized bonds (the "Bonds"). The Bonds will be secured primarily by: (i) mortgage loans secured by first or second liens on residential property, (ii) Federal National Mortgage Association Mortgage-Backed Certificates, (iii) Federal Home Loan Mortgage
Corporation  Mortgage-Backed  Certificates,  (iv) Government  National  Mortgage
Association Mortgage-Backed Certificates, (v) other mortgage pass-through certificates or mortgage-collateralized obligations, (vi) property tax receivables and (vii) consumer installment loans (collectively, the "Collateral"). In the future, the Company may also securitize other types of loans.

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

     During the six months ended June 30, 1998, the Company issued one (1) series of bonds totaling approximately $1.6 billion aggregate principal amount. As of June 30, 1998, the Company had eight (8) series of collateralized bonds outstanding totaling approximately $4.2 billion, compared to $3.6 billion at December 31, 1997, and $2.9 billion at June 30, 1997. Interest income on the Collateral increased $37.9 million to $120.1 million for the six months ended June 30, 1998 compared to $82.2 million for the six months ended June 30, 1997, primarily as a result of the increased amount of outstanding collateral. Interest expense on the Bonds increased $46.4 million from $76.6 million for the six months ended June 30, 1997 to $123.0 million for the six months ended June 30, 1998, primarily due to the additional series outstanding.

     Net interest margin for the six months ended June 30, 1998 decreased to a negative $7.8 million from a positive $2.7 million for the same period for 1997. This decrease was primarily the result of higher premium amortization caused by higher prepayments during the six months ended June 30, 1998 than during the same period in 1997. In addition, the Company securitized lower coupon collateral, principally A+ quality single-family ARM loans during 1997. The most recent securitization included loan premium of 0.34% of the total collateral. The Company expects net interest margin to improve as prepayments decline.

     With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized securities relative to the yield on the collateralized bonds. At June 30, 1998, the Company retained $143.7 million in aggregate principal amount of overcollateralization, and had reserves, or otherwise had provided coverage on $52.2 million of this potential credit loss exposure. $30.3 million of this reserve amount is in the form of a loss reimbursement guarantee from an A rated third-party.

     At June 30, 1998, the Company had securities of approximately $329 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

     The Company competes in a national market with other private conduits and various financial services companies. Economic conditions, interest rates, regulatory changes and market dynamics all influence the mortgage securities market.

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

     4.14 Copy of the Series 11 Indenture Supplement, dated as of March 1, 1998, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporates herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed June 12, 1998).

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


(b)      Reports on Form 8-K


     Current Report on Form 8-K as filed with the Commission on May 12, 1998, relating to the Registrant's Series 6 Bonds.

     Current Report on Form 8-K as filed with the Commission on May 12, 1998, relating to the Registrant's Series 7 Bonds.

     Current Report on Form 8-K as filed with the Commission on May 12, 1998, relating to the Registrant's Series 8 Bonds.

     Current Report on Form 8-K as filed with the Commission on June 2, 1998, relating to the Registrant's Series 6 Bonds.

     Current Report on Form 8-K as filed with the Commission on June 2, 1998, relating to the Registrant's Series 7 Bonds.

     Current Report on Form 8-K as filed with the Commission on June 2, 1998, relating to the Registrant's Series 8 Bonds.

     Current Report on Form 8-K as filed with the Commission on June 12, 1998, relating to the Registrant's Series 11 Bonds.

     Current Report on Form 8-K as filed with the Commission on June 29, 1998, relating to the Registrant's Series 6 Bonds.

     Current Report on Form 8-K as filed with the Commission on June 29, 1998, relating to the Registrant's Series 7 Bonds.

     Current Report on Form 8-K as filed with the Commission on June 29, 1998, relating to the Registrant's Series 8 Bonds.

     Current Report on Form 8-K as filed with the Commission on August 5, 1998, relating to the Registrant's Series 6 Bonds.

     Current Report on Form 8-K as filed with the Commission on August 5, 1998, relating to the Registrant's Series 7 Bonds.

     Current Report on Form 8-K as filed with the Commission on August 5, 1998, relating to the Registrant's Series 8 Bonds.



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






Dated:  August 14, 1998