Form 10-Q
period 1998-06-30
MERIT SECURITIES CORP
filed 1998-08-14
CIK 929426

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

     With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized securities relative to the yield on the collateralized bonds. At June 30, 1998, the Company retained $160.3 million in aggregate principal amount of overcollateralization, and had reserves, or otherwise had provided coverage on $52.2 million of this potential credit loss exposure. $30.3 million of this reserve amount is in the form of a loss reimbursement guarantee from an A rated third-party.

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