Form 10-Q
period 1998-09-30
MERIT SECURITIES CORP
filed 1998-11-16
CIK 929426

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

                    For the quarter ended September 30, 1998

            |_| Transition Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

                         Commission file number 33-83524


                          MERIT SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

          Virginia                                  54-1736551
(State or other jurisdiction             (I.R.S. Employer Identification No.)
     of incorporation)

10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia              23060
     Address of principal executive offices)                   (Zip Code)

                                 (804) 217-5800
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     As of October 31, 1998, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

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

                                                                                     Page Number
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Balance Sheets at September 30, 1998 and
                      December 31, 1997                                                  3

                      Statements of Operations for the three and nine months
                      ended September 30, 1998 and 1997                                  4

                      Statement of Shareholder's Equity for the nine months
                      ended September 30, 1998                                           5

                      Statements of Cash Flows for the nine months ended
                      September 30, 1998 and 1997                                        6

                      Notes to Unaudited Financial Statements                            7

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                      9

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                      10

Item 5.           Other Information                                                      10

Item 6.           Exhibits and Reports on Form 8-K                                       10

SIGNATURES                                                                               14


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)



                                                                 September 30,         December 31,
                                                                      1998                  1997
                                                                -----------------     ----------------

ASSETS:
   Collateral for collateralized bonds                            $  3,836,438          $  3,835,289
   Prepaid shelf registration fees                                         406                   334
   Cash                                                                     10                    10
                                                                =================     ================
                                                                  $  3,836,854          $  3,835,633
                                                                =================     ================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds                       $  3,634,691          $  3,622,877
   Due to affiliates                                                     8,994                43,789
                                                                -----------------     ----------------
                                                                     3,643,685             3,666,666
                                                                -----------------     ----------------

SHAREHOLDER'S EQUITY:
   Common stock, no par value,
     10,000 shares authorized,
     1,000 shares issued and outstanding                                    10                    10
   Additional paid-in capital                                          190,156               125,952
   Accumulated other comprehensive income                               26,591                64,707
   Accumulated deficit                                                 (23,588)              (21,702)
                                                                -----------------     ----------------
                                                                       193,169               168,967
                                                                =================     ================
                                                                  $  3,836,854          $  3,835,633
                                                                =================     ================

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands except share data)



                                                           Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                     ------------------------------    ------------------------------
                                                         1998           1997               1998           1997
                                                     --------------  --------------    -------------- ---------------

Interest Income:
   Collateral for collateralized bonds                 $  71,119       $  51,097         $ 191,187      $  133,260
                                                     --------------  --------------    -------------- ---------------

Interest and related expense:
   Interest expense on collateralized bonds               68,066          49,577           191,051         126,161
   Other collateralized bond expense                         744             777             2,729           2,414
                                                     --------------  --------------    -------------- ---------------
                                                          68,810          50,354           193,780         128,575
                                                     --------------  --------------    -------------- ---------------

Net interest margin before provision for losses            2,309             743            (2,593)          4,685
Provision for losses                                      (1,686)           (600)           (4,550)         (1,800)
                                                     --------------  --------------    -------------- ---------------

Net interest margin                                          623             143            (7,143)          2,885

Net gain on sale of securities and other income            6,122               -             7,247               -
Interest on due to affiliate                                (636)           (780)           (1,990)         (2,074)
                                                     --------------  --------------    -------------- ---------------

Net (loss) income                                      $   6,109       $    (637)        $  (1,886)     $      811
                                                     ==============  ==============    ============== ===============



See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statement of Shareholder's Equity
(amounts in thousands except share data)



                                                                          Accumulated other
                                             Common         Additional      comprehensive      Accumulated
                                              stock      paid-in capital       income            deficit           Total
                                            ------------ --------------- ------------------- --------------- ---------------

  Balance at December 31, 1997                 $  10       $   125,952     $     64,707        $  (21,702)     $  168,967

  Comprehensive loss:
  Net loss                                         -                 -                -            (1,886)         (1,886)

  Change in net unrealized gain on
    investments available-for-sale                 -                 -          (38,116)                -         (38,116)
                                            ------------ --------------- ------------------- --------------- ---------------
  Total comprehensive loss                         -                 -          (38,116)           (1,886)        (40,002)

  Contributed capital                              -            64,204                -                 -          64,204

                                            ------------ --------------- ------------------- --------------- ---------------
   Balance at September 30, 1998               $   10       $   190,156     $     26,591        $  (23,588)     $  193,169
                                            ============ =============== =================== =============== ===============



See notes to unaudited financial statements.


MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)



                                                                             Nine Months Ended
                                                                               September 30,
                                                                        1998                   1997
                                                                 -------------------     ------------------

Operating activities:
   Net (loss) income                                               $      (1,886)          $        811
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
          Gain on sale of assets                                          (7,247)                     -
       Provision for losses                                                4,550                  1,800
       Amortization, net                                                  28,525                 14,487
         (Increase) decrease in prepaid shelf registration fees              (72)                   313
       Other                                                                (560)                   699
                                                                 -------------------     ------------------
          Net cash provided by operating activities                        23,310                 18,110
                                                                 -------------------     ------------------

Investing activities:
   Collateral for collateralized bonds:
     Purchase of loans subsequently securitized                       (1,692,780)            (1,027,684)
     Principal payments on collateral                                  1,588,220                619,061
     Proceeds from sale of collateralized bonds                           43,425                      -
     Net increase in accrued interest receivable and funds held
      by trustee                                                           1,219                 (1,629)
                                                                 -------------------     ------------------
       Net cash used for investing activities                            (59,916)              (410,252)
                                                                 -------------------     ------------------

Financing activities:
   Collateralized bonds:
     Proceeds from issuance of collateralized bonds                    1,589,272                989,797
     Principal payments on collateralized bonds                       (1,581,640)              (621,503)
     Increase in accrued interest payable                                   (435)                   237
   (Decrease) increase in due to affiliate                               (34,795)                   968
   Proceeds from capital contributions                                    64,204                 22,643
                                                                 -------------------     ------------------
       Net cash provided by financing activities                          36,606                392,142
                                                                 -------------------     ------------------

Net change in cash                                                             -                      -
Cash at beginning of period                                                   10                     10
                                                                 -------------------     ------------------
Cash at end of period                                              $          10           $         10
                                                                 ===================     ==================

Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $     188,460           $    126,473
                                                                 ===================     ==================


See notes to unaudited financial statements.


MERIT SECURITIES CORPORATION
Notes to Unaudited Financial Statements
September 30, 1998
(amounts in thousands except share data)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Merit Securities Corporation (the "Company"). The Company is a wholly-owned, limited-purpose finance subsidiary of Issuer Holding Corporation ("IHC"). IHC was formed on September 4, 1996 to acquire all of the outstanding stock of the Company and certain other affiliates of Dynex Capital, Inc. ("Dynex") a New York Stock Exchange listed financial services company (symbol: DX). IHC is a wholly-owned subsidiary of Dynex. The Company was organized to facilitate the securitization of securities secured by loans through the issuance and sale of collateralized bonds (the "Bonds").

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at September 30, 1998, the Statements of Operations for the three and nine months ended September 30, 1998 and 1997, the Statement of Shareholder's Equity for the nine months ended September 30, 1998, the Statements of Cash Flows for the nine months ended September 30, 1998 and 1997, and the related notes to financial statements are unaudited. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1997.

     Certain amounts for 1997 have been reclassified to conform to the presentation for 1998.

NOTE 2-COLLATERAL FOR COLLATERALIZED BONDS

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at September 30, 1998 and December 31, 1997, and the related average effective interest rates (calculated for the month ended September 30, 1998 and December 31, 1997, and excluding unrealized gains and losses):


---------------------------------------------------------------------------------------------------------------
                                                 September 30, 1998                 December 31, 1997
---------------------------------------------------------------------------------------------------------------

                                                              Effective                          Effective
                                            Fair Value      Interest Rate      Fair Value      Interest Rate
---------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
  Amortized cost                           $   3,828,334           7.3%       $   3,795,393           7.2%
  Allowance for losses                           (18,487)                           (24,811)
---------------------------------------------------------------------------------------------------------------
     Amortized cost, net                       3,809,847                          3,770,582
  Gross unrealized gains                          47,503                             77,973
  Gross unrealized losses                        (20,912)                           (13,266)
---------------------------------------------------------------------------------------------------------------
                                           $   3,836,438                      $   3,835,289
---------------------------------------------------------------------------------------------------------------


     Collateral for collateralized bonds consists of debt securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family and multifamily residential housing properties and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title, and property tax receivables. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. The Company's exposure to credit losses on collateral for collateralized bonds is generally limited to the principal amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued by the limited-purpose finance subsidiaries are non-recourse to the Company.

     During the nine months ended September 30, 1998, the Company securitized $1.7 billion of collateral, through one series of collateralized bonds. The collateral securitized was primarily single-family mortgage loans and manufactured housing loans. Under SFAS No. 125, if an entity retains a call provision on the bonds in excess of a "clean-up" call, usually defined as 10% of the initial principal amount of the bond, the entity is precluded from accounting for the securitization of the collateral and the issuance of the bonds as a sale. The call provision is considered individually for each bond issued. On all but one class of bonds issued in this securitzation, the Company retained call rights which allow the Company to call the bonds at the earlier of the time that the outstanding principal reaches 35% of the aggregate initial principal amount of the bonds, or on May 28, 2000. For the one class of bonds with an original principal amount totaling $55,007, the Company retained only a clean-up call provision of 10%. The Company therefore treated the issuance of this class as a sale and recognized a gain of $7,534 in connection with the sale of that class of bonds. The issuance of the remaining classes of bonds was considered a secured financing transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Merit Securities Corporation (the "Company") was incorporated in Virginia on August 19, 1994 as a wholly-owned, limited-purpose finance subsidiary of Dynex Capital, Inc. ("Dynex") a New York Stock Exchange listed financial services company (symbol: DX). On September 4, 1996, Issuer Holding Corporation, Inc. ("IHC"), a wholly-owned subsidiary of Dynex, acquired all of the outstanding stock of the Company and certain other affiliates of Dynex.

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

     During the nine months ended September 30, 1998, the Company issued one (1) series of bonds totaling approximately $1.6 billion aggregate principal amount. As of September 30, 1998, the Company had eight (8) series of collateralized bonds outstanding totaling approximately $3.6 billion, compared to $3.6 billion at December 31, 1997, and $2.7 billion at September 30, 1997. Interest income on the Collateral increased $57.9 million to $191.2 million for the nine months ended September 30, 1998 compared to $133.3 million for the nine months ended September 30, 1997, primarily as a result of the increased amount of outstanding collateral. Interest expense on the Bonds increased $64.9 million from $126.2 million for the nine months ended September 30, 1997 to $191.1 million for the nine months ended September 30, 1998, primarily due to the additional series outstanding.

     Net interest margin for the nine months ended September 30, 1998 decreased to a negative $7.1 million from a positive $2.9 million for the same period for 1997. This decrease was primarily the result of higher premium amortization caused by higher prepayments during the nine months ended September 30, 1998 than during the same period in 1997. In addition, the Company securitized lower coupon collateral, principally A+ quality single-family ARM loans during 1997. The most recent securitization included loan premium of 0.34% of the total collateral.

     With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized securities relative to the yield on the collateralized bonds. At September 30, 1998, the Company retained $174.5 million in aggregate principal amount of overcollateralization, and had reserves, or otherwise had provided coverage on $48.8 million of this potential credit loss exposure. $30.3 million of this reserve amount is in the form of a loss reimbursement guarantee from an A rated third-party.

     At September 30, 1998, the Company had securities of approximately $329 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

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


(b)      Reports on Form 8-K


     Current Report on Form 8-K as filed with the Commission on September 3, 1998, relating to the Registrant's Series 6 Bonds.

     Current Report on Form 8-K as filed with the Commission on September 3, 1998, relating to the Registrant's Series 8 Bonds.

     Current Report on Form 8-K as filed with the Commission on September 3, 1998, relating to the Registrant's Series 8 Bonds.

     Current Report on Form 8-K as filed with the Commission on September 23, 1998, relating to the Registrant's Series 11 Bonds.

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


Dated:  November 13, 1998