Form 10-K
period 1998-12-31
MERIT SECURITIES CORP
filed 1999-04-01
CIK 929426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of the latest practicable date, February 28, 1999: NONE

     As of February 28, 1999, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.

                          MERIT SECURITIES CORPORATION
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                                              Page
                                                                                             Number

PART I.

         Item 1.  Business                                                                       3
         Item 2.  Properties                                                                     3
         Item 3.  Legal Proceedings                                                              3
         Item 4.  Submission of Matters to a Vote of Security Holders                            3

PART II.

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters          3
         Item 6.  Selected Financial Data                                                        3
         Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                          4
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk                     7
         Item 8.  Financial Statements and Supplementary Data                                    9
         Item 9.  Changes In and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                           21
PART III.

         Item 10. Directors and Executive Officers of the Registrant                             21
         Item 11. Executive Compensation                                                         21
         Item 12. Security Ownership of Certain Beneficial Owners and Management                 21
         Item 13. Certain Relationships and Related Transactions                                 21

PART IV.

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                21

SIGNATURES                                                                                       25

                                     PART I

Item 1.  BUSINESS

     Merit Securities Corporation (the "Company") was incorporated in Virginia on August 19, 1994 as a wholly-owned, limited-purpose finance subsidiary of Dynex Capital, Inc. ("Dynex"), a New York Stock Exchange listed financial services company (symbol: DX). On September 4, 1996, Issuer Holding Corporation, Inc. ("IHC"), a wholly-owned subsidiary of Dynex, acquired all of the outstanding stock of the Company and certain other affiliates of Dynex.

     The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds ("Bonds"). The Bonds will be secured by securities backed primarily by: (i) mortgage loans secured by first or second liens on residential property, (ii) Federal National Mortgage Association Mortgage-Backed Certificates, (iii) Federal Home Loan Mortgage
Corporation  Mortgage-Backed  Certificates,  (iv) Government  National  Mortgage
Association Mortgage-Backed Certificates, and (v) other mortgage pass-through certificates or mortgage-collateralized obligations, (vi) property tax receivables and (vii) consumer installment loans (collectively, the "Collateral"). In the future, the Company may also securitize other types of loans.

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

     From the date of its inception to December 31, 1998, the Company has issued eleven (11) series of Bonds totaling approximately $7.0 billion aggregate principal amount. To date, three of these series have been called and collapsed into subsequent issuances. As of December 31, 1998, the Company had eight (8) series of Bonds outstanding totaling approximately $3.2 billion, compared to seven (7) series at December 31, 1997 totaling $3.6 billion.

     At December 31, 1998, the Company had securities of approximately $329 million remaining for issuance under a shelf registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

     The Company competes in a national market with other private conduits and various financial firms. Economic conditions, interest rates, regulatory changes and market dynamics all influence the securities market.

Item 2.  PROPERTIES

The Company has no physical properties.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information in response to this Item is omitted pursuant to General Instruction I.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     All of the Company's outstanding common stock is owned by IHC. Accordingly, there is no market for its common stock. The Company has paid no dividends with respect to its common stock.

Item 6.  SELECTED FINANCIAL DATA

     Information in response to this Item is omitted pursuant to General Instruction I.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION


                                                                   December 31,
                                                    -------------------------------------------
(amounts in thousands)                                   1998                          1997
-----------------------------------------------------------------------------------------------

Collateral for collateralized bonds                  $  3,350,344                  $  3,835,289
Non-recourse debt - collateralized bonds                3,153,060                     3,622,877
Shareholder's equity                                      203,310                       168,967

Collateralized bond series outstanding                          8                             7

-----------------------------------------------------------------------------------------------

     The Company was organized to facilitate the securitization of loans and securities through the issuance and sale of collateralized bonds. Prior to September 4, 1996, the Company was a wholly-owned subsidiary of Dynex. On September 4, 1996, IHC acquired all of the outstanding stock of the Company and certain other affiliates of Dynex. IHC is a wholly-owned subsidiary of Dynex.

     Collateral for collateralized bonds As of December 31, 1998, the Company had 8 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $3.4 billion at December 31, 1998 compared to $3.8 billion at December 31, 1997. This decrease of $0.4 billion is the result of $2.1 billion in paydowns of collateral net of the addition of $1.7 billion of collateral related to the issuance of one series of collateralized bonds in 1998.

     Non-recourse debt - collateralized bonds Collateralized bonds decreased to $3.2 billion at December 31, 1998 from $3.6 billion at December 31, 1997 as a result of $2.1 billion in paydowns during 1998 net of the issuance of $1.6 billion of collateralized bonds. The collateralized bonds were collateralized by securities primarily secured by single-family mortgage loans, consumer installment loans and property tax receivables. All series of collateralized bonds, except one class of collateralized bonds issued during 1998, issued by the Company include provisions to call the outstanding bonds once the remaining principal amount outstanding is equal to 35% or less of its original balance. One class of collateralized bonds, with a principal amount outstanding of $34.3 million at December 31, 1998, includes a provision to call the outstanding bond once the remaining amount outstanding is equal to 10% or less of its original balance. This class of collateralized bonds was sold during 1998 for proceeds of $43.8 million. A gain of $7.5 million was recognized from this sale.

     Shareholder's Equity Shareholder's equity increased to $203.3 million at December 31, 1998 from $169.0 million at December 31, 1997. This increase was primarily the result of a $64.2 million capital contribution from IHC. This increase was partially offset by the $31.1 decrease in the net unrealized gain on investments available-for-sale from $64.7 million at December 31, 1997 to $33.6 million at December 31, 1998, primarily due to the high rate of prepayments on the portfolio.

                              RESULTS OF OPERATIONS


-------------------------------------------------------------------------------------------------------------------
                                                                        For the Year Ended December 31,
                                                              -----------------------------------------------------
(amounts in thousands)                                              1998             1997              1996
-------------------------------------------------------------------------------------------------------------------

Interest income                                                 $    253,352     $    181,690      $    123,089
Interest expense on collateralized bonds                            (247,380)        (173,096)         (110,401)
Net interest margin                                                   (3,643)           2,363             7,631
Gain on sale of securities                                             7,500                -                 -
Provision for loss on Dynex's sale of affiliates                           -                -           (29,434)
Net income (loss)                                                      1,272             (382)          (23,539)

-------------------------------------------------------------------------------------------------------------------


     Interest income on the collateral for collateralized bonds increased to $253.4 million in 1998 from $181.7 million in 1997 and $123.1 in 1996, primarily as a result of the increased number of series outstanding. One series with collateral totaling $1.7 billion, was issued during 1998 and two series with $2.3 billion of collateral, were issued during 1997.

     Interest expense on collateralized bonds also increased to $247.4 million in 1998 from $173.1 million and $110.4 million in 1997 and 1996, respectively, primarily due to the additional series outstanding. During 1998, one series of bonds was issued, totaling $1.6 billion while two series of bonds, totaling $2.2 billion, were issued during 1997.

     Net interest margin in 1998 decreased to a negative $3.6 million from a positive $2.4 million in 1997. This decrease was primarily the result of higher premium amortization caused by higher prepayments during 1998 than during 1997. Net interest margin decreased to $2.4 million in 1997 from $7.6 million in 1996. This decrease was primarily the result of the securitization of lower coupon collateral, principally A+ quality single-family ARM loans during 1997, coupled with the prepayments of higher coupon collateral during 1997.

     Gain on sale of securities is the result of the sale of the Merit 11B A-1 class, with a principal balance of $44.0 million during 1998, for a gain of $7.5 million.

     As a result of Dynex's sale of Meritech Mortgage Services, Inc. ("Meritech"), the servicer for a significant portion of the Company's collateral for collateralized bonds, the Company recorded during 1996 a $29.4 million provision for probable losses for those loans pledged as collateral for collateralized bonds which were serviced by Meritech, and where the Company has retained the credit risk.

     During 1998, the Company redeemed five series of previously issued collateralized bonds, which resulted in $571 of additional costs related to such redemptions. The Company simultaneously sold these bonds to an affiliated company, MSC I LP, but retained the right to call the bonds in March 1999, therefore the Company recorded the transaction as a financing transaction.

     Credit Exposures With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At December 31, 1998, the Company retained $144.4 million in aggregate principal amount of overcollateralization compared to $112.9 million at December 31, 1997. The Company had reserves, or otherwise had provided coverage on $47.4 million and $55.1 million of this potential credit loss exposure at December 31, 1998 and 1997, respectively. $30.3 million of this reserve amount is in the form of a loss reimbursement guarantee from an A rated third-party.

     Year 2000 The Company relies upon its ultimate parent company, Dynex, for all computer systems operations. Dynex is dependent upon purchased, leased, and internally-developed software to conduct certain operations. In addition, the Company relies upon certain counterparties such as banks and loan servicers who are also highly dependent upon computer systems. The Company recognizes that some computer software may incorrectly recognize dates beyond December 31, 1999. The ability of the Company and its counterparties to correctly operate computer software in the Year 2000 is critical to the Company's viability.

     The Dynex computer systems that the Company relies upon to conduct its business operations are as follows:

     - The internally-developed investment portfolio analytics, securitization, and securities administration software

     - The purchased servicing system for single family and manufactured housing loans

     -    The purchased general ledger accounting system

     In addition, Dynex is involved in data interchange with a number of counterparties in the normal course of business. Each system or interface that Dynex relies on is being tested and evaluated for Year 2000 compliance.

     Dynex has contacted all of its key software vendors to determine their Year 2000 readiness. We have received documentation from each of the vendors providing assurances of Year 2000 compliance:

     - Baan/CODA, vendor of the general ledger accounting system, has provided confirmation that their current software release is fully Year 2000 compliant. Dynex plans to apply this release in the first half of 1999.

     - Interlinq Software, vendor of the single-family and manufactured housing loan servicing software, has provided assurance that their software is Year 2000 compliant.

     All software developed internally by Dynex was designed to be Year 2000 compliant. Nevertheless, Dynex has established a Year 2000 test-bed to ensure that there were no design or development oversights that could lead to a Year 2000 problem. Initial testing of all key applications was completed in January of 1999, with only minor issues discovered and remedied. Continued testing of certain applications will continue through June of 1999.

     Dynex has reviewed or is reviewing the Year 2000 progress of its primary financial counterparties. Based on initial reviews, these counterparties are expected to be in compliance. Dynex, as master servicer of certain securities including those held on the Company's books, is in the process of assessing the Year 2000 readiness of its external servicers, to ensure that these parties will be able to correctly remit loan information and payments after December 31, 1999.

     Dynex believes that, other than its exposure to financial counterparties, its most significant risk with respect to internal or purchased software is the software systems used to service single family loans. Dynex will not be able to service these loans without the automated system. Should these loans go unattended for a period greater than three months, the result could have a material adverse impact on the Company as Dynex services the manufactured housing loans which are included in the Company's collateral for collateralized bonds.

     Dynex is also at significant risk if the systems of the financial institutions that provide Dynex software for cash management services should fail. In a worst case scenario, Dynex would be unable to fund its operations or pay on its obligations for an unknown period of failure. This would have material adverse impact on the Company.

     Dynex is also at significant risk if the voice and data communications network supplied by its provider should fail. In such an instance Dynex would be unable to efficiently service its Manufactured Housing loans until the problem is remedied. Dynex is closely monitoring the Year 2000 efforts of its telecommunications provider and is developing contingency plans in the event that the provider does not give sufficient assurance of compliance by June 30, 1999.

     Dynex uses many other purchased and internally developed systems, including non-IT, that could fail to perform accurately after December 31, 1999.
Management believes that the functions performed by these systems are either non-critical or could be performed manually in the event of failure.

     Dynex will complete its Year 2000 test plan and remediation efforts in the second quarter of 1999. Management believes that there is little possibility of a significant disruption in business. The major risks are those related to the ability of vendors and business partners to complete Year 2000 plans. Dynex expects that those vendors and counterparties will complete their Year 2000 compliance programs before January 1, 2000.

     The Company will not incur any costs related to Year 2000 as all costs will be paid by Dynex. Dynex has incurred less than $50,000 in costs to date in carrying out its Year 2000 compliance program. Dynex estimates that it will spend less than $100,000 to complete the plan. Costs could increase in the event that Dynex determines that a counter-party will not be Year 2000 compliant.

     Dynex is still developing contingency plans in the event that a system or counterparty is not Year 2000 compliant. These plans will be developed prior to June 30, 1999.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest income comprises the primary component of the Company's earnings. As a result, the Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or reprice within specified periods.

     As the Company's parent, Dynex continuously monitors the aggregate cash flow, projected net yield and market value of the collateral for collateralized bonds under various interest rate and prepayment assumptions. Dynex has a Portfolio Executive Committee ("PEC"), which includes executive management representatives, and monitors and manages the interest rate sensitivity and repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of change in both the net portfolio value and net interest income. Dynex's exposure to interest rate risk is reviewed on a monthly basis by the PEC and quarterly by the Board of Directors.

     Dynex utilizes several tools and risk management strategies to monitor and address interest rate risk, including (i) a quarterly sensitivity analysis using option-adjusted spread ("OAS") methodology to calculate the expected change in net interest margin as well as the change in the market value of various assets within the portfolio under various extreme scenarios; and (ii) a monthly static cash flow and yield projection under 49 different scenarios. Such tools allow Dynex to continually monitor and evaluate its exposure to these risks and to manage the risk profile of the investment portfolio in response to changes in the market risk. While Dynex may use such tools, there can be no assurance Dynex will accomplish the goal of adequately managing the risk profile of the investment portfolio.

     Dynex measures the sensitivity of its net interest income to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. Dynex estimates its interest income for the next twelve months assuming no changes in interest rates from those at period end. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to net interest income.

     The  following   table   summarizes  the  Company's  net  interest   margin
sensitivity   analysis  as  of  December  31,  1998.  This  analysis  represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of December 31, 1998. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate ranging from 5.5% to 70.1% based on the projected incentive to refinance for each loan type in any given period. While Dynex's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.


                                Basis Point               % Change in Net
                            Increase (Decrease)         Interest Margin from
                             in Interest Rates               Base Case
                           -----------------------     -----------------------

                                    +200                       (16.02)%
                                    +100                       (13.20)%
                                    Base                           41%
                                    -100                        13.96%
                                    -200                        31.03%



     Approximately $2.6 billion of the Company's investment portfolio as of December 31, 1998 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 60% and 29% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

     Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its collateralized bonds will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the collateral for collateralized bonds relative to the rate resets on the collateralized bonds and (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap and cap agreements.

     As part of its asset/liability management process, the Company has entered into interest rate caps and swaps agreements. These interest rate agreements are used by the Company to help mitigate the risk related to the collateral for collateralized bonds for fluctuations in interest rates that would ultimately impact net interest income. To help protect the Company's net interest income in a rising interest rate environment, the Company has purchased interest rate caps with a notional amount of $351 million, which help reduce the Company's exposure to interest rate risk rising above the lifetime interest rate caps on ARM loans underlying the collateral for collateralized bonds. These interest rate caps provide the Company with additional cash flow should the related index increase above the contracted rates. The contracted rates on these interest rate caps are based on one-month LIBOR, six-month LIBOR or one-year CMT. The Company has also utilized interest rate swaps to convert floating rate borrowings to fixed rate where the associated collateral financed is fixed rate.

     The interest rate cap agreements represent protection for the earnings and cashflow of the net collateral for collateralized bonds in adverse markets. To date, market conditions have not been adverse such that the caps have been utilized.

     The remaining portion of the Company's collateral for collateralized bonds as of December 31, 1998, approximately $0.8 billion, is comprised of loans that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates, not the level of short-term interest rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED FINANCIAL STATEMENTS

MERIT SECURITIES CORPORATION


Independent Auditors' Report for the year ended December 31, 1998.............................10
Independent Auditors' Report for the years ended December 31, 1997 and 1996...................11
Balance Sheets - December 31, 1998 and 1997...................................................12
Statements of Operations - For the years ended December 31, 1998, 1997 and 1996...............13
Statements of Shareholder's Equity - For the years ended December 31, 1998, 1997 and 1996.....14
Statements of Cash Flows - For the years ended December 31, 1998, 1997 and 1996...............15
Notes to Financial Statements - For the years ended December 31, 1998, 1997 and 1996..........16


                          Independent Auditors' Report



The Board of Directors
Merit Securities Corporation:


     We have audited the accompanying balance sheet of Merit Securities Corporation (a wholly-owned subsidiary of Issuer Holding Corporation, Inc.) as of December 31, 1998 and the related statements of operations, shareholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of Merit Securities Corporation as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP



Richmond, Virginia
March 26, 1999

                          Independent Auditors' Report



The Board of Directors
Merit Securities Corporation:


We have audited the accompanying balance sheet of Merit Securities Corporation as of December 31, 1997 and the related statements of operations, shareholder's equity and cash flows for each of the years in the two year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Merit Securities Corporation as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                                  KPMG LLP



March 24, 1998

MERIT SECURITIES CORPORATION
Balance Sheets
December 31, 1998 and 1997
(amounts in thousands except share data)


                                                                             1998                        1997
                                                                       ------------------         -----------------

Assets:
   Collateral for collateralized bonds                                   $   3,350,344              $   3,835,289
   Due from affiliates, net                                                      5,611                          -
   Prepaid shelf registration fees                                                 406                        334
   Cash                                                                             10                         10
                                                                       ==================         =================
                                                                         $   3,356,371              $   3,835,633
                                                                       ==================         =================

Liabilities and Shareholder's Equity

Liabilities:
   Non-recourse debt - collateralized bonds                              $   3,153,060              $   3,622,877
   Due to affiliates, net                                                            -                     43,789
                                                                       ------------------         -----------------
                                                                             3,153,060                  3,666,666
                                                                       ------------------         -----------------

Shareholder's Equity:
   Common stock, no par value, $1 stated value
     10,000 shares authorized, 1,000 issued and outstanding                         10                         10
   Additional paid-in capital                                                  190,156                    125,952
   Accumulated other comprehensive income                                       33,575                     64,707
   Accumulated deficit                                                         (20,430)                   (21,702)
                                                                       ------------------
                                                                                                  -----------------
                                                                               203,311                    168,967
                                                                       ==================         =================
                                                                         $   3,356,371              $   3,835,633
                                                                       ==================         =================



See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
For the years ended December 31, 1998, 1997 and 1996
(amounts in thousands)


                                                            1998             1997              1996
                                                    ------------------------------------------------------

  Interest income:
    Collateral for collateralized bonds                $    253,352      $    181,690     $    123,089
                                                    ------------------------------------------------------

  Interest and related expense:
    Interest expense on collateralized bonds                247,380           173,096          110,401
    Other collateralized bond expense                         3,379             3,431            2,757
                                                    ------------------------------------------------------
                                                            250,759           176,527          113,158
                                                    ------------------------------------------------------

  Net interest margin before provision for losses             2,593             5,163            9,931
  Provision for losses                                       (6,236)           (2,800)          (2,300)
                                                    ------------------------------------------------------
  Net interest margin                                        (3,643)            2,363            7,631

  Other income (expenses):
    Gain on sale of securities                                7,500                 -                -
    Provision for loss on Dynex's sale of affiliates              -                 -          (29,434)
    Interest on due to affiliates, net                       (2,014)           (2,745)          (1,736)
                                                    ------------------------------------------------------
  Income (loss) before extraordinary item                     1,843              (382)         (23,539)

  Extraordinary item - loss on extinguishment of               (571)                -                -
  debt
                                                    ------------------------------------------------------

  Net income (loss)                                    $      1,272      $       (382)    $    (23,539)
                                                    ======================================================



See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Shareholder's Equity
For the years ended December 31, 1998, 1997 and 1996
(amount in thousands)



                                                                        Accumulated other      Retained
                                                         Additional     Accumulated other      earnings
                                                           paid-in        comprehensive      (accumulated
                                         Common Stock      capital           income             deficit)         Total
                                        --------------- -------------- -------------------- --------------- ---------------

Balance at January 1, 1996              $        10       $  35,222      $     10,313         $   2,219       $  47,764

Comprehensive income:
   Net loss                                       -               -                 -           (23,539)        (23,539)

   Change in net unrealized gain on
     investments available-for-sale               -               -            49,991                 -          49,991
                                        --------------- -------------- -------------------- --------------- ---------------
Total comprehensive income                                                     49,991           (23,539)         26,452

Contributed capital                               -          46,914                 -                 -          46,914
                                        --------------- -------------- -------------------- --------------- ---------------

Balance at December 31, 1996                     10          82,136            60,304           (21,320)        121,130

Comprehensive income:
   Net loss                                       -               -                 -              (382)           (382)

   Change in net unrealized gain on
     investments available-for-sale               -               -             4,403                 -           4,403
                                        --------------- -------------- -------------------- --------------- ---------------
Total comprehensive income                                                      4,403              (382)          4,021

Contributed capital                               -          43,816                 -                 -          43,816
                                        --------------- -------------- -------------------- --------------- ---------------


Balance at December 31, 1997                     10         125,952            64,707           (21,702)        168,967

Comprehensive income:
   Net income                                     -               -                 -             1,272           1,272

   Change in net unrealized gain on
     investments available-for-sale               -               -           (31,132)                -         (31,132)
                                        --------------- -------------- -------------------- --------------- ---------------
Total comprehensive income                        -               -           (31,132)            1,272         (29,860)

Contributed capital                               -          64,204                 -                 -          64,204
                                        --------------- -------------- -------------------- --------------- ---------------

Balance at December 31, 1998            $        10      $  190,156     $      33,575        $  (20,430)     $  203,311
                                        =============== ============== ==================== =============== ===============



See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
For the years ended December 31, 1998, 1997 and 1996
(amounts in thousands)



                                                                       1998              1997             1996
                                                                -----------------------------------------------------

  Operating activities:
    Net income (loss)                                             $       1,272    $        (382)    $     (23,539)
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
          Gain on sale of securities                                     (7,500)               -                 -
          Provision for losses                                            6,236            2,800             2,300
          Provision for loss on Dynex's sale of affiliates                    -                -            29,434
          Amortization, net                                              35,589           20,440             8,407
          Net change in prepaid shelf registration fees                     (72)             515               (97)
          Other                                                            (515)             368             1,125
                                                                -----------------------------------------------------
             Net cash provided by operating activities                   35,010           23,741            17,630
                                                                -----------------------------------------------------

  Investing activities:
    Collateral for collateralized bonds:
      Purchase of loans subsequently securitized                     (1,696,198)      (2,300,444)       (2,135,796)
      Principal payments on collateral                                2,074,578          916,580           433,484
      Proceeds from sale of collateral for collateralized bonds          43,391                -                 -
      Net decrease (increase) in accrued interest receivable
        and   funds held by trustee                                       3,511           (7,981)          (11,414)
                                                                -----------------------------------------------------
        Net cash provided by (used for) investing activities            425,282       (1,391,845)       (1,713,726)
                                                                -----------------------------------------------------

  Financing activities:
    Collateralized bonds:
      Proceeds from issuance of collateralized bonds                  1,589,198        2,243,324         2,071,285
      Principal payments on collateralized bonds                     (2,063,058)        (919,370)         (437,509)
      (Decrease) increase in accrued interest payable                    (1,236)           1,758             3,381
    (Decrease) increase in due to affiliates                            (49,400)          (1,424)           12,025
    Proceeds from capital contributions                                  64,204           43,816            46,914
                                                                -----------------------------------------------------
        Net cash (used for) provided by financing activities           (460,292)       1,368,104         1,696,096
                                                                -----------------------------------------------------

  Net change in cash                                                          -                -                 -
  Cash at beginning of year                                                  10               10                10
                                                                -----------------------------------------------------

  Cash at end of year                                              $         10     $         10      $         10
                                                                =====================================================

  Supplemental disclosure of cash flow information:
    Cash paid for interest                                         $    245,860     $    172,853      $    107,819
                                                                =====================================================

  Supplemental disclosure of non-cash activities:
     Purchase of interest rate agreements from affiliate           $          -     $          -      $     11,452
                                                                =====================================================




See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Notes to Financial Statements
For the years ended December 31, 1998, 1997 and 1996
(amounts in thousands)

NOTE 1 - THE COMPANY

     Merit Securities Corporation (the "Company") is a wholly-owned, limited-purpose finance subsidiary of Issuer Holding Corporation, Inc. ("IHC"). The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds. Prior to September 4, 1996, the Company was a wholly-owned subsidiary of Dynex Capital, Inc. ("Dynex"), a New York Stock Exchange listed financial services company (symbol: DX). On September 4, 1996, IHC acquired all of the outstanding stock of the Company and certain other affiliates of Dynex. IHC is a wholly-owned subsidiary of Dynex.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Federal Income Taxes
Dynex and its wholly-owned subsidiaries, including the Company, (together, "Dynex Capital") have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. As a result, Dynex Capital generally will not be subject to federal income taxation at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for income taxes for the Company in the accompanying financial statements, as Dynex Capital believes it has met the prescribed distribution requirements.

Collateral for  Collateralized  Bonds
Collateral for collateralized bonds consists of debt securities which have been pledged to secure collateralized bonds. These debt securities are backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title, and property tax receivables.

Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified all of its collateral for collateralized bonds as available-for-sale. As such, the collateral for collateralized bonds at December 31, 1998 and 1997 is reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income.

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

The Company evaluates the effectiveness of these hedges against the financial instrument being hedged under various interest rate scenarios. The revenues and costs associated with interest rate swap agreements are recorded as adjustments to interest expense on the collateralized bonds being hedged. For interest rate cap agreements, the amortization of the cost of the agreements is recorded as a reduction in the net interest margin on the collateral for collateralized bonds. The unamortized cost is included in the carrying amount of the collateral for collateralized bonds. These Interest Rate Agreements are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income.

As a part of Dynex REIT's interest rate risk management process, Dynex REIT may be required periodically to terminate hedge instruments. Any realized gain or loss resulting from the termination of a hedge is amortized into income or expense of the corresponding hedged instrument over the remaining period of the original hedge or hedged instrument as a yield adjustment.

If the underlying asset or liability is sold or matures, or the criteria that was executed at the time the hedge instrument was entered into no longer exists, the Interest Rate Agreement is no longer accounted for as a hedge. Under these circumstances, the accumulated change in the market value of the hedge is recognized in current income to the extent that the effects of interest rate or price changes of the hedged item have not offset the hedge results.

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

Recent Accounting Pronouncements
In January 1998, the Company adopted the Statement of Financial Accounting Standard No.130, "Reporting Comprehensive Income" ("FAS No. 130"). FAS No. 130 requires companies to classify items of other comprehensive income separately, either in a separate statement of comprehensive income, in the statement of shareholders' equity, or in the statement of operations.

Basis of Presentation
Certain amounts for 1997 and 1996 have been reclassified to conform to the presentation for 1998.


NOTE 3 - COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds classified as available-for-sale at December 31, 1998 and 1997, and the related average effective interest rates (calculated for the month ended December 31, 1998 and 1997, and excluding unrealized gains and losses):


--------------------------------------------------------------------------------------------------------------
                                                         1998                               1997
                                                               Effective                          Effective
                                              Fair Value     Interest Rate       Fair Value     Interest Rate
--------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
  Amortized cost                           $   3,333,362          7.3%         $  3,795,393          7.2%
  Allowance for losses                           (16,593)                           (24,811)
                                           -----------------                  -----------------
     Amortized cost, net                       3,316,769                          3,770,582
  Gross unrealized gains                          47,244                             77,973
  Gross unrealized losses                        (13,669)                           (13,266)
--------------------------------------------------------------------------------------------------------------
                                           $   3,350,344                       $  3,835,289
--------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds consists of debt securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential housing, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and property tax receivables. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. The Company's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued are non-recourse to the Company. The collateral for collateralized bonds can be sold by the Company, but only subject to the lien of the collateralized bond indenture.

The components of collateral for collateralized bonds at December 31, 1998 and 1997 are as follows:

--------------------------------------------------------------------------------------
                                                           1998              1997
--------------------------------------------------------------------------------------

Collateral, net of allowance                            $  3,251,003     $  3,681,789
Accrued interest receivable                                   21,723           25,235
Unamortized premiums and discounts, net                       44,043           63,558
Unrealized gain, net                                          33,575           64,707
--------------------------------------------------------------------------------------
                                                        $  3,350,344     $  3,835,289
--------------------------------------------------------------------------------------

During 1998, the Company securitized $1.7 billion of collateral, through the issuance of one series of collateralized bonds. The collateral securitized primarily included single-family mortgage loans and manufactured housing loans. The securitization was accounted for as part financing and part sale of the underlying collateral pursuant to Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125"). Under FAS No. 125, if an entity retains a call provision on the bonds in excess of a "clean-up" call, usually defined as 10% of the initial principal amount of the bond, the entity is precluded from accounting for the securitization of the collateral and the issuance of the bonds as a sale. The call provision is considered individually for each bond issued. On all but one class of bonds issued in this securitization, the Company retained call rights that are substantially in excess of a clean-up call. For the one class of bonds with an original principal amount totaling $55,007, the Company retained only a clean-up call provision of 10%. The Company therefore treated the issuance of this class as a sale and recognized a gain of $7,500 in connection with the sale of that class of bonds. The issuance of the remaining classes of bonds was considered a financing transaction.

The fair value for the Company's residual interest in the securitization discussed in the previous paragraph is determined by discounting estimated net future cash flows, using discount rates that approximate current market rates and using current expected prepayment rates. Estimated net future cash flows include assumptions related to expected credit losses. As of December 31, 1998 the Company used a discount rate of 16% and an average constant prepayment rate of 35%.


NOTE 4 - ALLOWANCE FOR LOSSES ON COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the activity for the allowance for losses on collateral for collateralized bonds for the years ended December 31, 1998, 1997 and 1996:


--------------------------------------------------------------------------------------------------------
                                                             1998              1997             1996
--------------------------------------------------------------------------------------------------------

Beginning balance                                         $   24,811        $   31,732    $       1,800
Provision for losses                                           6,236             2,800            2,300
Losses charged-off, net of recoveries                        (14,454)           (9,721)          (1,802)
--------------------------------------------------------------------------------------------------------
                                                          $   16,593        $   24,811    $      31,732
--------------------------------------------------------------------------------------------------------

The Company has limited exposure to credit risk retained on loans which it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "overcollateralization"), excluding price premiums and discounts and hedge gains and losses. The allowance for losses on the overcollateralization totaled $16,593 and $24,811 at December 31, 1998 and 1997 respectively, and is included in collateral for collateralized bonds in the accompanying consolidated balance sheets. Overcollateralization at December 31, 1998 and 1997 totaled $144,359 and $112,875, respectively.

On May 13, 1996, Dynex completed the sale of various Dynex affiliates to Dominion Mortgage Services, Inc. (Dominion), a wholly-owned subsidiary of Dominion Resources, Inc. Included in the affiliates sold was Meritech Mortgage Services, Inc. (Meritech), the servicer for a significant portion of the Company's collateral for collateralized bonds. As a result of this sale, the Company recorded a $29.4 million provision for probable losses for those loans pledged as collateral for collateralized bonds which were serviced by Meritech, and where the Company has retained the credit risk. As part of the terms of the sale, Dominion has provided for reimbursement of losses incurred by the Company pursuant to various loss reimbursement guaranty agreements for actual losses incurred on loans pledged as collateral for collateralized bonds and serviced by Meritech which exceed the above reserve recorded by the Company, up to an additional $30 million. Such guaranty agreements apply only to loans serviced by Meritech and is specific to each collateralized bond issued by the Company.


NOTE 5 - COLLATERALIZED BONDS

The components of collateralized bonds along with certain other information at December 31, 1998 and 1997 are summarized below:


--------------------------------------------------------------------------------------------------
                                             1998                               1997
                                    Bonds           Range of           Bonds          Range of
                                 Outstanding     Interest Rates     Outstanding     Interest Rates
--------------------------------------------------------------------------------------------------

Variable-rate classes           $  2,568,506       5.3%-6.8%       $  3,192,049       5.9%-7.7%
Fixed-rate classes                   555,842       6.2%-15.0%           401,893       6.2%-15.0%
Accrued interest payable               5,202                              6,438
Deferred bond issuance costs          (2,081)                            (2,918)
Unamortized premium                   25,591                             25,415
---------------------------------------------------------------------------------------------------
                                $  3,153,060                       $  3,622,877
---------------------------------------------------------------------------------------------------

Range of stated maturities         2016-2032                          2016-2031

Number of series                           8                                  7
---------------------------------------------------------------------------------------------------

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

The variable rate classes are based on one-month London InterBank Offered Rate ("LIBOR"). The average effective rate of interest expense for collateralized bonds was 6.8%, 7.2%, and 7.3% for the years ended December 31, 1998, 1997 and 1996, respectively.

During 1998, the Company redeemed five series of previously issued collateralized bonds, which resulted in $571 of additional costs related to such redemptions. The Company simultaneously sold these bonds to an affiliated company, MSC I LP, but retained the right to call the bonds in March 1999, therefore the Company recorded the transaction as a financing transaction.


NOTE 6 - ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's recorded financial instruments, as well as information about certain specific off-balance sheet financial instruments as of December 31, 1998 and 1997:

---------------------------------------------------------------------------------------------------------------------------
                                                       1998                                        1997
                                       Notional      Amortized                     Notional      Amortized
                                        Amount        Amount       Fair Value       Amount        Amount       Fair Value
---------------------------------------------------------------------------------------------------------------------------

Recorded financial instruments:

Assets:
  Collateral for collaterized
    bonds                             $         -    $3,311,548     $3,349,975     $        -    $3,761,518     $3,834,465
  Interest rate cap agreements            351,000         5,222            369        351,000         9,064            824
  Cash                                          -            10             10              -            10             10
Liabilities:
  Collateralized bonds                          -     3,153,060      3,107,262              -     3,622,877      3,605,158

Off-balance sheet financial
  instruments:

Interest rate swap agreements:
  Collateralized bonds                    123,883             -         (1,282)       333,644             -           (870)
---------------------------------------------------------------------------------------------------------------------------

The estimated fair values of financial instruments have been determined using available market information and appropriate valuation methodologies. However, a degree of judgment is necessary in evaluating market data and forming these estimates.

Recorded Financial Instruments. The fair value of the collateral for collateralized bonds is based on the present value of the projected cash flows using appropriate discount rates, credit loss and prepayment assumptions. The fair value of the interest rate cap and swap agreements was determined using market quotes and the fair value of the collateralized bonds was estimated to be the carrying value as they reprice frequently.

During 1996, the Company purchased LIBOR-based interest rate cap agreements to limit its exposure to the lifetime interest rate caps on certain of its collateral for collateralized bonds. Under these agreements, the Company will receive additional cash flow should the related index increase above the contracted rates. Contract rates on these cap agreements range from 8.0% to 9.5%, with expiration dates ranging from 1999 to 2003.

Off-Balance Sheet Financial Instruments. The Company may enter into various interest rate swap agreements to limit its exposure to changes in financing rates of certain collateralized bonds. The Company entered into a 7-year amortizing interest rate swap agreement with remaining notional of $123,883 related to prime-based loans financed with LIBOR-based variable-rate collateralized bonds. Under the terms of the agreement, the Company receives one-month LIBOR plus 2.65% and pays one-month average prime in effect 3 months prior.


NOTE 7 - DUE FROM AFFILIATES

At December 31, 1998 , amounts due from affiliates consisted of amounts loaned to Dynex net of amounts borrowed from IHC under demand promissory notes. Amounts due to IHC totaled $43,107 and amounts due from Dynex totaled $48,718 at December 31, 1998, respectively. At December 31, 1997 amounts due to affiliates consisted of amounts borrowed from IHC and Dynex under demand promissory notes. At December 31, 1997, amounts due to IHC and Dynex totaled $40,457 and $3,332 respectively. The Company had net interest expense related to these demand promissory notes of $2,014, $2,745 and $1,736 during 1998, 1997 and 1996, respectively.


NOTE 8 - CONTRIBUTED CAPITAL

Contributed capital represents IHC's net contribution of collateral for collateralized bonds in excess of the related collateralized bonds issued. During 1998 and 1997, capital contributions totaled $64,204 and $43,816, respectively.


NOTE 9 - OTHER MATTERS

At December 31, 1998 and 1997, the Company had remaining $0.3 billion and $0.9 billion respectively, for issuance under shelf registration statements filed with the Securities and Exchange Commission. In April 1998, the Company filed a shelf registration statement for an additional $1.0 billion in securities which was effective April 29, 1998. The Company also filed for an additional $1.0 billion shelf, which was not effective as of December 31, 1998.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 21, 1998, the Audit Committee of Dynex Capital, Inc. approved the appointment of the accounting firm of Deloitte & Touche LLP ("D&T") as the independent accountants for the year ending December 31, 1998 to replace KPMG Peat Marwick LLP ("KPMG"), who were dismissed as the independent accountants effective with such appointment.

The reports of KPMG on the Company's consolidated financial statements for each of the two years ended December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company's consolidated financial statements for the two years ended December 31, 1997 and 1996, and through July 21, 1998, there have been no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their report on the financial statements for such years.

During the two years ended December 31, 1997 and 1996, and through July 21, 1998, the Company had not consulted with D&T regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that D&T concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.



                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is omitted pursuant to General  Instruction
I.

Item 11.   EXECUTIVE COMPENSATION

Information in response to this Item is omitted pursuant to General  Instruction
I.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is omitted pursuant to General  Instruction
I.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is omitted pursuant to General  Instruction
I.

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

4.10 Copy of the Series 7 Indenture Supplement, dated as of May 1, 1996, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit to Registrant's Current Report on Form 8-K, filed June
         19, 1996).

4.11 Copy of the Series 8 Indenture Supplement, dated as of September 1, 1996, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed
         October 9, 1996).

4.12 Copy of the Series 9 Indenture Supplement, dated as of June 1, 1997, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed July
         11, 1997).

4.13 Copy of the Series 10 Indenture Supplement, dated as of December 1, 1997, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed
         January 6, 1998).

4.14 Copy of the Series 11 Indenture Supplement, dated as of March 1, 1998, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed June
         12, 1998).

99.1 Standard Provisions to Servicing Agreement (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

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


(b)      Reports on Form 8-K

         Current Report on Form 8-K as filed with the Commission on February 2, 1999, relating to the Registrant's Series 8 Bonds.

         Current Report on Form 8-K as filed with the Commission on February 3, 1999, relating to the Registrant's Series 11 Bonds.


                                                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MERIT SECURITIES CORPORATION


                                 By   /s/ Lynn K. Geurin
                                     Lynn K. Geurin
                                     (Principal Executive Officer)



                                 By:  /s/ Stephen J. Benedetti
                                      Stephen J. Benedetti
                                      (Principal Financial & Accounting Officer)



Dated:  March 31, 1999



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                            Capacity                                Date


/s/ Thomas H. Potts                                  Director                                March 31, 1999
Thomas H. Potts


/s/ J. Thomas O'Brien, Jr.                           Director                                March 31, 1999
J. Thomas O'Brien, Jr.


/s/ William H. West, Jr.                             Director                                March 31, 1999
William H. West, Jr.


/s/ John C. Stevenson, Jr.                           Director                                March 31, 1999
John C. Stevenson, Jr.



                                                      EXHIBIT INDEX



                                                                                        Sequentially
Exhibit                                                                                 Numbered Page


23.1              Consent of DELOITTE & TOUCHE LLP                                             I

23.2              Consent of KPMG LLP                                                         II
