Form 10-K/A
period 1998-12-31
MERIT SECURITIES CORP
filed 1999-04-01
CIK 929426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K/A
                                (Amendment No. 1)

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


NOTE 4 - ALLOWANCE FOR LOSSES ON COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the activity for the allowance for losses on collateral for collateralized bonds for the years ended December 31, 1998, 1997 and 1996:



--------------------------------------------------------------------------------------------------------
                                                             1998              1997             1996
--------------------------------------------------------------------------------------------------------

Beginning balance                                         $   24,811        $   31,732    $       1,800
Provision for losses                                           6,236             2,800            2,300
Provision for loss on Dynex's sale of affiliates                   -                 -           29,434
Losses charged-off, net of recoveries                        (14,454)           (9,721)          (1,802)
--------------------------------------------------------------------------------------------------------
                                                          $   16,593        $   24,811    $      31,732
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
