Form 10-Q
period 1999-03-31
MERIT SECURITIES CORP
filed 1999-05-17
CIK 929426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of April 30, 1999, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

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


                                                                                     Page Number
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Balance Sheets at March 31, 1999 and
                      December 31, 1998                                                  3

                      Statements of Operations for the three months
                      ended March 31, 1999 and 1998                                      4

                      Statement of Shareholder's Equity for the three months
                      ended March 31, 1999                                               5

                      Statements of Cash Flows for the three months ended
                      March 31, 1999 and 1998                                            6

                      Notes to Unaudited Financial Statements                            7

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                      9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk             13

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                      15

Item 5.           Other Information                                                      15

Item 6.           Exhibits and Reports on Form 8-K                                       15

SIGNATURES                                                                               18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)

                                                                     March 31,           December 31,
                                                                      1999                   1998
                                                                ------------------     ------------------

ASSETS:
   Collateral for collateralized bonds                           $    3,277,519         $    3,350,344
   Due from affiliates, net                                              16,207                  5,611
   Prepaid shelf registration fees                                          313                    406
   Cash                                                                      10                     10
                                                                ==================     ==================
                                                                 $    3,294,049         $    3,356,371
                                                                ==================     ==================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds                      $    3,049,988         $    3,153,060

SHAREHOLDER'S EQUITY:
   Common stock, no par value, $1 stated value
      10,000 shares authorized,
      1,000 shares issued and outstanding                                    10                     10
   Additional paid-in capital                                           193,411                190,156
   Accumulated other comprehensive income                                40,186                 33,575
   Retained earnings (accumulated deficit)                               10,454                (20,430)
                                                                                          ---------------
                                                                ------------------     ---
                                                                        244,061                203,311
                                                                ==================     ==================
                                                                 $    3,294,049         $    3,356,371
                                                                ==================     ==================

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands except share data)


                                                                       Three Months Ended
                                                                           March 31,
                                                                ---------------------------------
                                                                    1999               1998
                                                                --------------    ---------------

Interest Income:
    Collateral for collateralized bonds                          $    52,315       $     58,145
                                                               ---------------    ---------------

Interest and related expense:
    Interest expense on collateralized bonds                          47,034             61,190
    Other collateralized bond expense                                    506              1,041
                                                               ---------------    ---------------
                                                                      47,540             62,231
                                                               ---------------    ---------------

Net interest margin before provision for losses                        4,775            (4,086)
Provision for losses                                                 (1,962)            (1,178)
                                                               ---------------    ---------------
Net interest margin                                                    2,813            (5,264)

Gain on sale of securities                                               397                  -
Interest on due to affiliates, net                                     (168)              (654)
                                                               ---------------    ---------------
Income (loss) before extraordinary item                                3,042            (5,918)
Extraordinary item-gain on extinguishment of debt                     27,842                  -
                                                               ---------------    ---------------
Net income (loss)                                                $    30,884      $     (5,918)
                                                               ===============    ===============




See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statement of Shareholder's Equity
(amounts in thousands except share data)


                                                                Accumulated other      Retained
                                                   Additional     comprehensive        earnings
                                    Common stock     paid-in          income         (accumulated
                                                     capital                           deficit)         Total
                                    ------------- --------------------------------- --------------- -------------

Balance at December 31, 1998          $    10    $      190,156 $           33,575   $     (20,43) $     203,311

Comprehensive income:
   Net income                               -                 -                  -          30,884        30,884

   Change in net unrealized gain on
      investments available-for-sale        -                 -              6,611               -         6,611
                                    ------------ -------------- ------------------  -------------- --------------
Total comprehensive income                  -                 -              6,611          30,884        37,495

Contributed capital                         -             3,255                  -               -         3,255
                                    ------------ -------------- ------------------  -------------- --------------

Balance at March 31, 1999             $    10    $      193,411 $           40,186   $      10,454 $     244,061
                                    ============ ============== ==================  ============== ==============





See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        1999                   1998
                                                                 -------------------     ------------------

Operating activities:
  Net income (loss)                                              $         30,884        $         (5,918)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Gain on sale of securities                                               (397)                      -
    Provision for losses                                                    1,962                   1,178
    Gain on extinguishment of debt                                        (27,842)                      -
    Amortization, net                                                       5,099                  11,212
    Net change in prepaid shelf registration fees                              93                       -
    Other                                                                     120                     104
                                                                 -------------------     ------------------
      Net cash provided by operating activities                             9,919                   6,576
                                                                 -------------------     ------------------

Investing activities:
  Collateral for collateralized bonds:
    Purchase of loans subsequently securitized                           (321,645)                      -
    Principal payments on collateral                                      387,198                 523,891
    Proceeds from sale of collateralized bonds                              5,250                       -
    Net decrease in accrued interest receivable and
      funds held by trustee                                                 1,790                   3,562
                                                                 -------------------     ------------------
      Net cash provided by investing activities                            72,593                 527,453
                                                                 -------------------     ------------------

Financing activities:
  Collateralized bonds:
    Proceeds from issuance of collateralized bonds                        309,456                       -
    Principal payments on collateralized bonds                           (383,928)               (524,287)
    Decrease in accrued interest payable                                     (699)                 (1,536)
    Increase in due from affiliates                                       (10,596)                 (8,206)
    Proceeds from capital contributions                                     3,255                       -
                                                                 -------------------     ------------------
    Net cash used for financing activities                                (82,512)               (534,029)
                                                                 -------------------     ------------------

Cash at beginning of period                                                    10                      10
                                                                 -------------------     ------------------

Cash at end of period                                            $             10        $             10
                                                                 ===================     ==================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $         48,011        $         61,375
                                                                 ===================     ==================

  Collateral for collateralized bonds subsequently
    securitized                                                  $      1,121,584        $              -
                                                                 ===================     ==================



See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Notes to Unaudited Financial Statements
March 31, 1999
(amounts in thousands except share data)

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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at March 31, 1999, the Statements of Operations for the three months ended March 31, 1999 and 1998, the Statement of Shareholder's Equity for the three months ended March 31, 1999, the Statements of Cash Flows for the three months ended March 31, 1999 and 1998, and the related notes to financial statements are unaudited. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1998.

     Certain amounts for 1998 have been reclassified to conform with the presentation for 1999.

NOTE 2-COLLATERAL FOR COLLATERALIZED BONDS

     Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at March 31, 1999 and December 31, 1998, and the related average effective interest rates
(calculated for the month ended March 31, 1999 and December 31, 1998, and excluding unrealized gains and losses):

-------------------------------------------------------------------------------------------------------------------
                                                     March 31, 1999                     December 31, 1998
-------------------------------------------------------------------------------------------------------------------

                                                                 Effective                           Effective
                                              Fair Value       Interest Rate       Fair Value      Interest Rate
-------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
   Amortized cost                        $       3,252,436          6.8%       $     3,333,362          7.3%
   Allowance for losses                           (15,103)                            (16,593)
-------------------------------------------------------------------------------------------------------------------
      Amortized cost, net                        3,237,333                           3,316,769
   Gross unrealized gains                           45,986                              47,244
   Gross unrealized losses                         (5,800)                            (13,669)
-------------------------------------------------------------------------------------------------------------------
                                         $       3,277,519                     $     3,350,344
-------------------------------------------------------------------------------------------------------------------

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

     During the three months ended March 31, 1999, the Company securitized $1.4 billion of collateral, through the issuance of one series of collateralized bonds. The collateral securitized was primarily single-family mortgage loans and manufactured housing loans. The securitization was accounted for as financing of the underlying collateral pursuant to Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125") as the Company retained call rights on the bonds which are substantially in excess of a clean-up call.

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

                               FINANCIAL CONDITION


-------------------------------------------------------------------------------------------
                                                       March 31,             December 31,
(amounts in thousands except per share data)             1999                    1998
-------------------------------------------------------------------------------------------

Collateral for collateralized bonds                 $   3,277,519           $   3,350,344
Non-recourse debt - collateralized bonds                3,049,988               3,153,060
Shareholder's equity                                      244,061                 203,311

Collateralized bond series outstanding                          3                       8

------------------------------------------------------------------------------------------

Collateral for collateralized bonds
     Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and property tax receivables. As of March 31, 1999, the Company had 3 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $3.3 billion at March 31, 1999 compared to $3.4 billion at December 31, 1998. This decrease of $0.1 billion is primarily the result of $387.2 million in paydowns on collateral, which was principally offset by the net addition of $321.6 million of collateral as a result of a $1.4 billion issuance of collateralized bonds in March 1999, of which $1.1 billion related to the collapse and re-securitization of six series of previously issued collateralized bonds.

Non-recourse debt - collateralized bonds
     Collateralized bonds decreased to $3.0 billion at March 31, 1999 from $3.2 billion at December 31, 1998 as a result of $383.9 million in paydowns during the three months ended March 31, 1999. This decrease was partially offset by the issuance of one series of collateralized bonds, totaling $1.4 billion, of which $1.1 billion was related to the collapse and re-securitization of six series on collateralized bonds.

Shareholder's Equity
     Shareholder's equity increased to $244.1 million at March 31, 1999 from $203.3 million at December 31, 1998. This increase was primarily the result of $30.9 million of net income for the three months ended March 31, 1999. In addition, the net unrealized gain on investments available-for-sale increased $6.6 million to $40.2 million at March 31, 1999 from $33.6 million at December 31, 1998, primarily due to the issuance of collateralized bonds during March 1999.

                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                           March 31,
                                                               -----------------------------------
(amounts in thousands)                                              1999               1998
--------------------------------------------------------------------------------------------------

Interest income                                                  $     52,315       $     58,145
Interest expense on collateralized bonds                               47,034             61,190
Net interest margin                                                     2,813             (5,264)
Gain on sale of securities                                                397                  -
Extraordinary item - gain on extinguishment of debt                    27,842                  -
Net income (loss)                                                      30,884             (5,918)

--------------------------------------------------------------------------------------------------

     Interest income on the collateral for collateralized bonds decreased to $52.3 million for the three months ended March 31, 1999 from $58.1 million for the same period in 1997. This decrease was a result of the decrease in the six-month LIBOR rate during the latter half of 1998. In addition, interest income continued to be impacted by prepayments, as average collateral for collateralized bonds declined from $3.4 billion in the first quarter of 1998 to $3.0 billion in the first quarter of 1999.

     Interest expense on collateralized bonds also decreased to $47.0 million for the three months ended March 31, 1999 from $61.2 million for the three months ended March 31, 1998, primarily due to the decrease in the one-month LIBOR rate during the fourth quarter of 1998. Also, interest expense decreased as a result of the decline in average collateralized bonds due to prepayments on the related collateral for collateralized bonds.

     Net interest margin for the three months ended March 31, 1999 increased to a positive $2.8 million from a negative $5.3 million for the three months ended March 31, 1998. This increase was primarily the result of lower premium amortization caused by lower prepayments during the three months ended March 31, 1999 than during the same period in 1998.

     Gain on sale of securities is the result of the recognition of the remaining gain on the sale of the Merit 11B A-1 class, with a principal balance of $4.9 million during the three months ended March 31, 1999, for a gain of $0.4 million.

     The Company also incurred an extraordinary gain of $27.8 million related to the recognition of unamortized premiums net of unamortized issuance costs on six series of collateralized bonds which were collapsed during the quarter ended March 31, 1999. The collateral securing these collateralized bonds was re-securitized in the Company's $1.4 billion securitization in March 1999.

     Credit Exposures With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized securities relative to the yield on the collateralized bonds. At March 31, 1999, the Company retained $168.7 million in aggregate principal amount of overcollateralization, and had reserves, or otherwise had provided coverage on $50.5 million of this potential credit loss exposure. $30.3 million of this reserve amount is in the form of a loss reimbursement guarantee from a third-party rated A by Standards & Poors Ratings Services, Inc.

Other Matters
     At March 31, 1999, the Company had securities of approximately $23.4 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

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

     Dynex has contacted all of its key software vendors to determine their Year 2000 readiness. We have received documentation from each of the vendors providing assurances of Year 2000 compliance:

  - Baan/CODA, vendor of the general ledger accounting system, has provided confirmation that their current software release is fully
     Year 2000 compliant.  Dynex plans to apply this release by June 30, 1999.

  - Interlinq Software, vendor of the single-family and manufactured housing loan servicing software, has provided assurance that their software is Year 2000 compliant. The Company has begun Year 2000 assurance testing on this product with no issues discovered to date.

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

     Dynex is also at significant risk should the electric utility company for Dynex's offices in Glen Allen, Virginia, fail to provide power for several business days. In such an instance, the Company would be unable (i) to communicate over its telecommunication systems, (ii) would be unable to process data, and (iii) would be unable to service loans until the problem is remedied. Dynex continues to monitor the Year 2000 status of its utility provider, whose plan is scheduled to be completed in the fall of 1999.

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

     Dynex is still developing contingency plans in the event that a system or counterparty is not Year 2000 compliant. These plans will be developed by June 30, 1999.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest income comprises the primary component of the Company's earnings. As a result, the Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or reprice within specified periods. The Company's strategy is to mitigate interest rate risk through the structuring of the related securitization to create a stable yield profile and reduce interest rate risk.

     A the Company's parent, Dynex continuously monitors the aggregate cash flow, projected net yield and market value of the collateral for collateralized bonds under various interest rate and prepayment assumptions. Dynex has a
Portfolio Executive Committee ("PEC"), which includes executive management representatives, monitors and manages the interest rate sensitivity and repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of change in both the net portfolio value and net interest income. Dynex's exposure to interest rate risk is reviewed on a monthly basis by the PEC and quarterly by the Board of Directors.

     Dynex utilizes several tools and risk management strategies to monitor and address interest rate risk, including (i) a quarterly sensitivity analysis using option-adjusted spread ("OAS") methodology to calculate the expected change in net interest margin as well as the change in the market value of various assets within the portfolio under various extreme scenarios; and (ii) a monthly static cash flow and yield projection under 49 different scenarios. Such tools allow Dynex to continually monitor and evaluate its exposure to these risks and to manage the risk profile of the collateral for collateralized bonds in response to changes in the market risk. While the Company may use such tools, there can be no assurance Dynex will accomplish the goal of adequately managing the risk profile of collateral for collateralized bonds.

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

     The following table summarizes the Company's net interest margin sensitivity analysis as of March 31, 1999 and December 31, 1998. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of March 31, 1999 and December 31, 1998. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate (CPR) ranging from 6.0% for fixed-rate manufactured housing loans to 69.1% for single family ARM loans indexed to the six month certificate of deposit rate. The model varies the CPR based on the projected incentive to refinance for each loan type in any given period. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

            ---------------------- --------------------------------------------
                 Basis Point
             Increase (Decrease)    % Change in Net Interest Margin from Base
              in Interest Rates                       Case
            ---------------------- --------------------------------------------
                                    March 31, 1999         December 31, 1998
                                   ------------------     ---------------------

                    +200                    (5.45)%                (4.37)%
                    +100                    (9.85)%               (13.20)%
                    Base                     -                      -
                    -100                    10.24%                 13.75%
                    -200                    21.69%                 30.56%
            ---------------------- ------------------ --- ---------------------

     The March 31, 1999 analysis illustrates that net interest margin is less sensitive to interest rate changes than it was at December 31, 1998. This change is primarily the result of the securitization of $360.9 million of manufactured housing loans which support $323.3 million of fixed-rate collateralized bonds at March 31, 1999.

     The Company's investment policy sets forth guidelines for assuming interest rate risk. The investment policy stipulates that given a 200 basis point increase or decrease in interest rates over a twelve month period, the estimated net interest margin may not change by more than 25% of current net interest margin during the subsequent one year period. Based on the projections above, the Company is in compliance with its stated policy regarding the interest rate sensitivity of net interest margin.

     Approximately $2.2 billion of the Company's investment portfolio as of March 31, 1999 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 62% and 29% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

     Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its collateralized bonds will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the collateral for collateralized bonds relative to the rate resets on the collateralized bonds and (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the collateralized bonds have no such limitation. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap and cap agreements.

     As part of its asset/liability management process, the Company has entered into interest rate cap and swap agreements. These interest rate agreements are used by the Company to help mitigate the risk to the collateral for collateralized bonds of fluctuations in interest rates that would ultimately impact net interest income. To help protect the Company's net interest income in a rising interest rate environment, the Company has purchased interest rate caps with a notional amount of $351 million, which help reduce the Company's exposure to interest rate risk rising above the lifetime interest rate caps on ARM loans underlying the collateral for collateralized bonds. These interest rate caps provide the Company with additional cash flow should the related index increase above the contracted rates. The contracted rates on these interest rate caps are based on one-month LIBOR, six-month LIBOR or one-year CMT. The Company has also utilize interest rate swaps to convert floating rate borrowings to fixed rate where the associated collateral financed is fixed rate. The interest rate caps that the Company uses to manage certain interest rate risks represent protection for the earnings and cash flow of the net collateral for collateralized bonds in adverse markets. To date, short term interest rates have not risen at the speed or to the extent such that the protective cashflows provided by the caps and swaps have been realized.

     The remaining portion of the Company's collateral for collateralized bonds as of March 31, 1999, approximately $1.1 billion, is comprised of loans that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short term interest rates, not the level of short term interest rates.


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

4.5 Copy of the Series 10 Indenture Supplement, dated as of December 1, 1997, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed January 6,
         1998).

4.6 Copy of the Series 11 Indenture Supplement, dated as of March 1, 1998, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed June 12,
         1998).

4.7 Copy of the Series 12 Indenture Supplement, dated as of March 1, 1999, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed April 12,
         1999).

99.1 Standard Provisions to Servicing Agreement (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

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

99.10 Copy of the Saxon Mortgage Funding Corporation Servicing Guide for Credit Sensitive Loans, February 1, 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 8, 1995).

99.11 Copy of Financial Guaranty Insurance Policy No. 50364-N issued by Financial Guaranty Assurance Inc., dated April 7, 1995, with respect to the Series 3 Bonds (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed April 21, 1995).

99.12 Copy of Financial Guaranty Insurance Policy No. 50382-N issued by Financial Guaranty Assurance Inc., dated June 29, 1995, with respect to the Series 4 Bonds (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 10, 1995).

99.13 Copy of the Standard Terms to Master Servicing Agreement, June 1, 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 10, 1995).

99.14 Copy of Financial Guaranty Insurance Policy No. 19804 issued by MBIA Insurance Corporation (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed November 15, 1995).

99.15 Copy of Financial Guaranty Insurance Policy No. 20596 issued by MBIA Insurance Corporation (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 21, 1996).

99.16 Copy of Financial Guaranty Insurance Policy No. 21296 issued by MBIA Insurance Corporation (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed June 19, 1996).

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






Dated:  May 17, 1999