Form 10-Q
period 1999-06-30
MERIT SECURITIES CORP
filed 1999-08-13
CIK 929426

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of July 31, 1999, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

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


                                                                                     Page Number
PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements
                      Balance Sheets at June 30, 1999 and
                      December 31, 1998                                                  3

                      Statements of Operations for the three and six months
                      ended June 30, 1999 and 1998                                       4

                      Statement of Shareholder's Equity for the six months
                      ended June 30, 1999                                                5

                      Statements of Cash Flows for the six months ended
                      June 30, 1999 and 1998                                             6

                      Notes to Unaudited Financial Statements                            7

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                      9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk             13

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                      15

Item 5.           Other Information                                                      15

Item 6.           Exhibits and Reports on Form 8-K                                       15

SIGNATURES                                                                                18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)

                                                                     June 30,            December 31,
                                                                      1999                   1998
                                                                ------------------     ------------------

ASSETS:
   Collateral for collateralized bonds                           $    2,936,109         $    3,350,344
   Due from affiliates, net                                                   -                  5,611
   Prepaid shelf registration fees                                          313                    406
   Cash                                                                      10                     10
                                                                ==================     ==================
                                                                 $    2,936,432         $    3,356,371
                                                                ==================     ==================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds                      $    2,728,050         $    3,153,060
   Due to affiliates, net                                                41,052                      -
                                                                ------------------     ------------------
                                                                      2,769,102              3,153,060
                                                                ------------------     ------------------

SHAREHOLDER'S EQUITY:
   Common stock, no par value, $1 stated value
      10,000 shares authorized,
      1,000 shares issued and outstanding                                    10                     10
   Additional paid-in capital                                           121,415                190,156
   Accumulated other comprehensive income                                27,224                 33,575
   Retained earnings (accumulated deficit)                               18,681                (20,430)
                                                                ------------------     ------------------
                                                                        167,330                203,311
                                                                ==================     ==================
                                                                 $    2,936,432         $    3,356,371
                                                                ==================     ==================

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands except share data)


                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                          ----------------------------   ----------------------------
                                                             1999            1998            1999           1998
                                                          ------------   -------------   -------------   ------------

Interest Income:
    Collateral for collateralized bonds                  $   51,961     $    61,923      $  104,276      $  120,068
                                                         -------------  --------------  --------------  -------------

Interest and related expense:
    Interest expense on collateralized bonds                 40,546          61,795          87,580         122,985
    Other collateralized bond expense                           417             944             923           1,985
                                                         -------------  --------------  --------------  -------------
                                                             40,963          62,739          88,503         124,970
                                                         -------------  --------------  --------------  -------------

Net interest margin before provision for losses              10,998            (816)         15,773          (4,902)
Provision for losses                                         (2,604)         (1,686)         (4,566)         (2,864)
                                                         -------------  --------------  --------------  -------------
Net interest margin                                           8,394          (2,502)         11,207          (7,766)

Gain on sale of securities                                        -           1,125             397           1,125
Interest on due to affiliates, net                             (167)           (700)           (335)         (1,354)
                                                         -------------  --------------  --------------  -------------
Income (loss) before extraordinary item                       8,227          (2,077)         11,269          (7,995)
Extraordinary item-gain on extinguishment of debt                 -               -          27,842               -
                                                         -------------  --------------  --------------  -------------
Net income (loss)                                        $    8,227          (2,077)     $   39,111      $   (7,995)
                                                         =============  ==============  ==============  =============


See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statement of Shareholder's Equity
(amounts in thousands except share data)


                                                                Accumulated other      Retained
                                                   Additional     comprehensive        earnings
                                    Common stock     paid-in          income         (accumulated
                                                     capital                           deficit)         Total
                                    ------------- ------------- ------------------- --------------- -------------

Balance at December 31, 1998          $    10    $     190,156 $          33,575    $     (20,43) $     203,311

Comprehensive income:
   Net income                               -                -                 -          39,111         39,111

   Change in net unrealized gain on
      investments available-for-sale        -                -            (6,351)              -         (6,351)
                                    ------------ -------------- ------------------  -------------- --------------
Total comprehensive income                  -                -            (6,351)         39,111         32,760

Capital distribution                        -          (68,741)                -               -        (68,741)
                                    ------------ -------------- ------------------  -------------- --------------

Balance at June 30, 1999              $    10    $     121,415 $          27,224    $     18,681   $    167,330
                                    ============ ============== ==================  ============== ==============





See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                        1999                   1998
                                                                 -------------------     ------------------

Operating activities:
  Net income (loss)                                                 $   39,111            $      (7,995)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Gain on sale of securities                                            (397)                  (1,125)
    Provision for losses                                                 4,566                    2,864
    Gain on extinguishment of debt                                     (27,842)                       -
    Amortization, net                                                    9,930                   20,495
    Net change in prepaid shelf registration fees                           93                      223
    Net change in deferred income                                            -                    4,359
    Other                                                                 (323)                     (33)
                                                                 -------------------     ------------------
      Net cash provided by operating activities                         25,138                   18,788
                                                                 -------------------     ------------------

Investing activities:
  Collateral for collateralized bonds:
    Purchase of loans subsequently securitized                        (322,429)              (1,711,862)
    Principal payments on collateral                                   710,172                1,012,653
    Proceeds from sale of collateralized bonds                           5,250                   58,675
    Net decrease (increase) in accrued interest receivable and
      funds held by trustee                                              1,814                   (6,125)
                                                                 -------------------     ------------------
      Net cash provided by (used for) investing activities             394,807                 (646,659)
                                                                 -------------------     ------------------

Financing activities:
  Collateralized bonds:
    Proceeds from issuance of collateralized bonds                     309,424                1,589,340
    Principal payments on collateralized bonds                        (704,921)              (1,011,461)
    (Decrease) increase in accrued interest payable                     (2,370)                     174
    Increase (decrease) in due from affiliates                          46,663                  (14,386)
    (Repayments of) proceeds from capital contributions                (68,741)                  64,204
                                                                 -------------------     ------------------
    Net cash (used for) provided by financing activities              (419,945)                 627,871
                                                                 -------------------     ------------------

Cash at beginning of period                                                 10                       10
                                                                 -------------------     ------------------

Cash at end of period                                            $          10            $          10
                                                                 ===================     ==================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $      89,855            $     120,305
                                                                 ===================     ==================

  Collateral for collateralized bonds subsequently securitized   $   1,121,584            $           -
                                                                 ===================     ==================


See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Notes to Unaudited Financial Statements
June 30, 1999
(amounts in thousands except share data)

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at June 30, 1999, the Statements of Operations for the three and six months ended June 30, 1999 and 1998, the Statement of Shareholder's Equity for the six months ended June 30, 1999, the Statements of Cash Flows for the six months ended June 30, 1999 and 1998, and the related notes to financial statements are unaudited. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1998.

Certain amounts for 1998 have been reclassified to conform with the presentation for 1999.

NOTE 2--COLLATERAL FOR COLLATERALIZED BONDS

Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at June 30, 1999 and December 31, 1998, and the related average effective interest rates (calculated for the month ended June 30, 1999 and December 31, 1998, and excluding unrealized gains and losses):


-------------------------------------------------------------------------------------------------------------------
                                                     June 30, 1999                      December 31, 1998
-------------------------------------------------------------------------------------------------------------------

                                                                 Effective                           Effective
                                              Fair Value       Interest Rate       Fair Value      Interest Rate
-------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
   Amortized cost                        $      2,922,246           7.0%       $      3,333,362         7.3%
   Allowance for losses                           (13,361)                              (16,593)
-------------------------------------------------------------------------------------------------------------------
      Amortized cost, net                       2,908,885                             3,316,769
   Gross unrealized gains                          35,204                                47,244
   Gross unrealized losses                         (7,980)                              (13,669)
-------------------------------------------------------------------------------------------------------------------
                                         $      2,936,109                      $      3,350,344
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

During the six months ended June 30, 1999, the Company securitized $1.4 billion of collateral, through the issuance of one series of collateralized bonds. The collateral securitized was primarily single family mortgage loans and manufactured housing loans. The securitization was accounted for as financing of the underlying collateral pursuant to Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125") as the Company retained call rights on the bonds which are substantially in excess of a clean-up call as defined by this accounting standard.

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

                               FINANCIAL CONDITION


-------------------------------------------------- ------------------ --- --------------------
                                                       June 30,              December 31,
(amounts in thousands except per share data)             1999                    1998
-------------------------------------------------- ------------------ --- --------------------

Collateral for collateralized bonds                 $   2,936,109           $   3,350,344
Non-recourse debt - collateralized bonds                2,728,050               3,153,060
Shareholder's equity                                      167,330                 203,311

Collateralized bond series outstanding                          3                       8

-------------------------------------------------- ------------------ --- -------------------

Collateral for collateralized bonds
     Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and property tax receivables. As of June 30, 1999, the Company had 3 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.9 billion at June 30, 1999 compared to $3.4 billion at December 31, 1998. This decrease of $0.5 billion is primarily the result of $710.2 million in paydowns on collateral, which was principally offset by the net addition of $322.4 million of collateral as a result of a $1.4 billion issuance of collateralized bonds in March 1999, of which $1.1 billion related to the collapse and re-securitization of six series of previously issued collateralized bonds.

Non-recourse debt - collateralized bonds
     Collateralized bonds decreased to $2.7 billion at June 30, 1999 from $3.2 billion at December 31, 1998 as a result of $704.9 million in paydowns during the six months ended June 30, 1999. This decrease was partially offset by the issuance of one series of collateralized bonds, totaling $1.4 billion, of which $1.1 billion was related to the collapse and re-securitization of six series on collateralized bonds.

Shareholder's Equity

     Shareholder's equity decreased to $167.3 million at June 30, 1999 from $203.3 million at December 31, 1998. This decrease was primarily the result of a $68.7 capital distribution to IHC during the six months ended June 30, 1999. In addition, the net unrealized gain on investments available-for-sale decreased $6.4 million to $27.2 million at June 30, 1999 from $33.6 million at December 31, 1998, primarily due to prepayments on the collateral for collateralized bonds, the recent 25 basis point increase in the targeted Fed Funds rate and approximately an 80 basis point increase in longer term interest rates during the six months ended June 30, 1999.


                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                      Six Months Ended
                                                                   June 30,                               June 30,
                                                      -----------------------------------    -----------------------------------
(amounts in thousands)                                     1999               1998                1999               1998
-----------------------------------------------------------------------------------------    -----------------------------------

Interest income                                         $     51,961       $     61,923        $    104,276       $    120,068
Interest expense on collateralized bonds                      40,546             61,795              87,580            122,985
Net interest margin                                            8,394             (2,502)             11,207             (7,766)
Gain on sale of securities                                         -              1,125                 397              1,125
Extraordinary item - gain on extinguishment of debt                -                  -              27,842                  -
Net income (loss)                                              8,227             (2,077)             39,111             (7,995)

--------------------------------------------------------------------------------------------------------------------------------

     Interest income on the collateral for collateralized bonds decreased to $52.0 million for the three months ended June 30, 1999 from $61.9 million for the same period in 1998. Interest income on the collateral for collateralized bonds decreased to $104.3 million for the six months ended June 30, 1999 from $120.1 million for the same period in 1998. These decreases were primarily a result of the continued impact of prepayments on interest income, as average collateral for collateralized bonds declined from $3.5 billion to $3.0 billion for the three months ended June 30, 1998 and 1999, respectively, and from $3.4 billion to $3.0 billion for the six months ended June 30, 1998 and 1999, respectively. In addition interest income decreased as a result of the decrease in the six-month LIBOR rate during the latter half of 1998.

     Interest expense on collateralized bonds also decreased to $40.5 million for the three months ended June 30, 1999 from $61.8 million for the three months ended June 30, 1998 and $87.6 million for the six months ended June 30, 1999 from $123.0 million for the same period in 1998. These decreases were primarily due to the decrease in the one-month LIBOR rate during the fourth quarter of 1998 and the decline in average collateralized bonds due to prepayments on the related collateral for collateralized bonds.

     Net interest margin for the three months ended June 30, 1999 increased to a positive $8.4 million from a negative $2.5 million for the three months ended June 30, 1998. Net interest margin increased to a positive $11.2 million for the six months ended June 30, 1999 from a negative $7.8 million for the same period in 1998. These increases were primarily the result of lower premium amortization caused by lower prepayments during the three and six months ended June 30, 1999 than during the same period in 1998.

     Gain on sale of securities of $0.4 million during the six months ended June 30, 1999 is the result of the recognition of the remaining gain on the sale of the Merit 11B A-1 class, which had a principal balance of $4.9 million. Gain on sale of securities during the three and six months ended June 30, 1998 is the result of the recognition of the initial gain on the sale of Merit 11B A-1 class for a gain of $1.1 million.

     The Company also incurred an extraordinary gain of $27.8 million related to the recognition of unamortized premiums net of unamortized issuance costs on six series of collateralized bonds which were collapsed during the six months ended June 30, 1999. The collateral securing these collateralized bonds was re-securitized in the Company's $1.4 billion securitization in March 1999.

Credit Exposures
     With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized securities relative to the yield on the collateralized bonds. At June 30, 1999, the Company retained $158.8 million in aggregate principal amount of overcollateralization, and had reserves, or otherwise had provided coverage on $47.8 million of this potential credit loss exposure. $30.3 million of this reserve amount is in the form of a loss reimbursement guarantee from a third-party rated A by Standards & Poors Ratings Services, Inc.

Other Matters
     At June 30, 1999, the Company had securities of approximately $23.4 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

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

     All software developed internally by Dynex was designed to be Year 2000 compliant. Nevertheless, Dynex has established a Year 2000 test-bed to ensure that there were no design or development oversights that could lead to a Year 2000 problem. Initial testing of all key applications was completed in January of 1999, with only minor issues discovered and subsequently remedied. Critical applications testing was completed in June of 1999, and new or upgraded applications will continue to be tested as required through the century date change.

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

     Dynex believes that, other than its exposure to financial counterparties, its most significant risk with respect to internal or purchased software is the software systems used to service manufactured housing loans. Dynex will not be able to service these loans without the automated system. Should these loans go unattended for a period greater than three months, the result could have a material adverse impact on the Company as Dynex services the manufactured housing loans which are included in the Company's collateral for collateralized bonds.

     Dynex is also at significant risk if the systems of the financial institutions that provide Dynex software for cash management services should fail. In a worst case scenario, Dynex would be unable to fund its operations or pay on its obligations for an unknown period of failure. This would have material adverse impact on the Company.

     Dynex is also at significant risk if the voice and data communications network supplied by its provider should fail. In such an instance Dynex would be unable to efficiently service its Manufactured Housing loans until the problem is remedied. Dynex is closely monitoring the Year 2000 efforts of its telecommunications ; the provider has provided assurance that their network is filly compliant at this time.

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

     The Company will not incur any costs related to Year 2000 as all costs will be paid by Dynex. Dynex has incurred less than $75,000 in costs to date in carrying out its Year 2000 compliance program. Dynex estimates that it will spend less than $100,000 to complete the plan. Costs could increase in the event that Dynex determines that a counter-party will not be Year 2000 compliant.

     Dynex is still developing contingency plans in the event that a system or counterparty is not Year 2000 compliant. These plans will be developed by September 30, 1999.

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

     Dynex measures the sensitivity of its net interest income to changes in interest rates. Changes in interest rates are defined as parallel interest rate movements in 100 basis point increments over a twelve month period. Dynex estimates its interest income for the next twelve months assuming no changes in interest rates from those at period end. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to net interest income.

     The following table summarizes the Company's net interest margin sensitivity analysis as of June 30, 1999 and March 31, 1999. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of June 30, 1999 and March 31, 1999. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate (CPR) ranging from 6.0% for fixed-rate manufactured housing loans to 69.1% for single family ARM loans indexed to the six month certificate of deposit rate. The model varies the CPR based on the projected incentive to refinance for each loan type in any given period. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

            ---------------------- --------------------------------------------
                 Basis Point
             Increase (Decrease)    % Change in Net Interest Margin from Base
              in Interest Rates                       Case
            ---------------------- --------------------------------------------
                                     June 30, 1999           March 31, 1999
                                   ------------------     ---------------------

                    +200                   (17.86)%               (19.80)%
                    +100                    (9.40)%                (9.85)%
                    Base                     -                      -
                    -100                     7.83%                 10.24%
                    -200                    16.77%                 21.69%
            ---------------------- ------------------ --- ---------------------

     The June 30, 1999 analysis illustrates that net interest margin is less sensitive to interest rate changes than it was at March 31, 199. This change is primarily the result of a larger portion of the Company's investment portfolio being comprised of fixed rate assets. At June 30, 1999, 35% of the Company's investment portfolio was fixed rate assets compared to 33% at March 31, 1999.

     Approximately $1.9 billion of the Company's investment portfolio as of June 30, 1999 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 63% and 28% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

     The remaining portion of the Company's collateral for collateralized bonds as of June 30, 1999, approximately $1.0 billion, is comprised of loans that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short term interest rates, not the level of short term interest rates.


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

     99.10 Copyof the Saxon Mortgage Funding Corporation Servicing Guide for Credit Sensitive Loans, February 1, 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 8, 1995).

     99.11 Copyof Financial Guaranty Insurance Policy No. 50364-N issued by Financial Guaranty Assurance Inc., dated April 7, 1995, with respect to the Series 3 Bonds (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed April 21, 1995).

     99.12 Copyof Financial Guaranty Insurance Policy No. 50382-N issued by Financial Guaranty Assurance Inc., dated June 29, 1995, with respect to the Series 4 Bonds (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 10, 1995).

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

(b)      Reports on Form 8-K

          Current Report on Form 8-K as filed with the Commission on April 12, 1999, relating to the Registrant's Series 12 Bonds.

          Current Report on Form 8-K as filed with the Commission on April 13, 1999, relating to the Registrant's Series 11 Bonds.

          Current Report on Form 8-K as filed with the Commission on June 9, 1999, relating to the Registrant's Series 11 Bonds.

          Current Report on Form 8-K as filed with the Commission on June 9, 1999, relating to the Registrant's Series 12 Bonds.

          Current Report on Form 8-K as filed with the Commission on June 10, 1999, relating to the Registrant's Series 12 Bonds.



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

                              MERIT SECURITIES CORPORATION


                              By:  /s/ Lynn K. Geurin
                                   Lynn K. Geurin
                                   (Principal Executive Officer)





                                   /s/ Teresa G. Eastep
                                   Teresa G. Eastep
                                   (Principal Financial & Accounting Officer)






Dated:  August 13, 1999