Form 10-Q
period 1999-09-30
MERIT SECURITIES CORP
filed 1999-11-16
CIK 929426

================================================================================
                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                             For the quarter ended September 30, 1999

 |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 Commission file number 33-83524


                  MERIT SECURITIES CORPORATION
     (Exact name of registrant as specified in its charter)

          Virginia                                       54-1736551
(State or other jurisdiction of incorporation)(I.R.S.EmployerIdentification No.)

     10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia           23060
     (Address of principal executive offices)                     (Zip Code)

                         (804) 217-5800
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     As of October 31, 1999, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

     The registrant  meets the  conditions  set forth in General  Instructions H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

================================================================================
                                           MERIT SECURITIES CORPORATION
                                                     FORM 10-Q
                                                       INDEX


                                                                                     Page Number
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Balance Sheets at September 30, 1999 and
                      December 31, 1998                                                  3

                      Statements of Operations for the three and nine months
                      ended September 30, 1999 and 1998                                  4

                      Statement of Shareholder's Equity for the nine months
                      ended September 30, 1999                                           5

                      Statements of Cash Flows for the nine months ended
                      September 30, 1999 and 1998                                        6

                      Notes to Unaudited Financial Statements                            7

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                      9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk             13

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                      15

Item 5.           Other Information                                                      15

Item 6.           Exhibits and Reports on Form 8-K                                       15

SIGNATURES                                                                                18


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)

                                                                   September 30,         December 31,
                                                                      1999                   1998
                                                                ------------------     ------------------
ASSETS:
   Collateral for collateralized bonds                           $    2,987,802         $    3,350,344
   Due from affiliates, net                                                   -                  5,611
   Prepaid shelf registration fees                                          208                    406
   Cash                                                                      10                     10
                                                                ==================     ==================
                                                                 $    2,988,020         $    3,356,371
                                                                ==================     ==================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds                      $    2,781,735         $    3,153,060
   Due to affiliates, net                                                41,682                      -
                                                                ------------------     ------------------
                                                                      2,823,417              3,153,060
                                                                ------------------     ------------------

SHAREHOLDER'S EQUITY:
   Common stock, no par value, $1 stated value
      10,000 shares authorized,
      1,000 shares issued and outstanding                                    10                     10
   Additional paid-in capital                                           133,241                190,156
   Accumulated other comprehensive income                                 8,037                 33,575
   Retained earnings (accumulated deficit)                               23,315                (20,430)
                                                                -----------------      ------------------
                                                                        164,603                203,311
                                                                ==================     ==================
                                                                 $    2,988,020         $    3,356,371
                                                                ==================     ==================

See notes to unaudited financial statements.




MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands except share data)

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                          ----------------------------   ----------------------------
                                                             1999            1998            1999           1998
                                                          ------------   -------------   -------------   ------------

Interest Income:
    Collateral for collateralized bonds                  $   51,225     $    71,119      $  155,501      $  191,187
                                                         -------------  --------------  --------------  -------------

Interest and related expense:
    Interest expense on collateralized bonds                 42,232          68,066         129,812         191,051
    Other collateralized bond expense                           590             744           1,513           2,729
                                                                                        --------------
                                                         -------------  --------------                  -------------
                                                             42,822          68,810         131,325         193,780
                                                         -------------  --------------  --------------  -------------

Net interest margin before provision for losses               8,403           2,309          24,176          (2,593)
Provision for losses                                         (3,138)         (1,686)         (7,704)         (4,550)
                                                         -------------  --------------  --------------  -------------
Net interest margin                                           5,265             623          16,472          (7,143)

Gain on sale of securities                                        -           6,122             397           7,247
Interest on due to affiliates, net                             (631)           (636)           (966)         (1,990)
                                                         -------------  --------------  --------------  -------------
Income (loss) before extraordinary item                       4,634           6,109          15,903          (1,886)
Extraordinary item-gain on extinguishment of debt                 -               -          27,842               -
                                                         -------------  --------------  ==============  =============
Net income (loss)                                        $    4,634           6,109      $   43,745      $   (1,886)
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

MERIT SECURITIES CORPORATION
Statement of Shareholder's Equity
(amounts in thousands except share data)


                                                                Accumulated other      Retained
                                                   Additional     comprehensive        earnings
                                    Common stock     paid-in          income         (accumulated
                                                     capital                           deficit)         Total
                                    ------------- --------------------------------- --------------- -------------

Balance at December 31, 1998          $    10    $      190,156 $            33,575  $     (20,43) $       203,311

Comprehensive income:
   Net income                               -                 -                   -         43,745          43,745

   Change in net unrealized gain on
      investments available-for-sale        -                 -            (25,538)              -        (25,538)
                                    ------------ -------------- ------------------- -------------- ----------------
Total comprehensive income                  -                 -            (25,538)         43,745          18,207

Capital distribution                        -          (56,915)                   -              -        (56,915)
                                    ------------ -------------- ------------------- -------------- ----------------

Balance at September 30, 1999         $    10    $      133,241 $             8,037  $      23,315 $       164,603
                                    ============ ============== =================== ============== ================



See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                        1999                    1998
                                                                 -------------------     -------------------

Operating activities:
  Net income (loss)                                              $   43,745              $   (1,886)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Gain on sale of securities                                       (397)                   (7,247)
    Provision for losses                                             7,704                   4,550
    Gain on extinguishment of debt                                   (27,842)                  -
    Amortization, net                                                13,616                  28,525
    Net change in prepaid shelf registration fees                    198                     (72)
    Other                                                            (328)                   (560)
                                                                 -------------------     -------------------
      Net cash provided by operating activities                      36,696                  23,310
                                                                 -------------------     -------------------

Investing activities:
  Collateral for collateralized bonds:
    Purchase of loans subsequently securitized                       (628,584)               (1,692,780)
    Principal payments on collateral                                 939,933                 1,588,220
    Proceeds from sale of collateralized bonds                       5,250                   43,425
    Net (increase) decrease in accrued interest receivable and
      funds held by trustee                                          (1,473)                 1,219
                                                                 -------------------     -------------------
      Net cash provided by (used for) investing activities           318,072                 (59,916)
                                                                 -------------------     -------------------

Financing activities:
  Collateralized bonds:
    Proceeds from issuance of collateralized bonds                        589,904            1,589,272
    Principal payments on collateralized bonds                           (935,070)           (1,581,640)
    Increase (decrease) in accrued interest payable                            20            (435)
    Increase (decrease) in due from affiliates                             47,293            (34,795)
    (Repayments of) proceeds from capital contributions                   (56,915)           64,204
                                                                 -------------------     -------------------
    Net cash (used for) provided by financing activities                 (354,768)           36,606
                                                                 -------------------     -------------------

Cash at beginning of period                                                    10            10
                                                                 -------------------     -------------------


Cash at end of period                                            $             10        $   10
                                                                 ===================     ===================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $        129,067        $   188,460
                                                                 ===================     ===================

  Collateral for collateralized bonds subsequently securitized   $      1,221,456        $   -
                                                                 ===================     ===================


See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Notes to Unaudited Financial Statements
September 30, 1999
(amounts in thousands except share data)

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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at September 30, 1999, the Statements of Operations for the three and nine months ended September 30, 1999 and 1998, the Statement of Shareholder's Equity for the nine months ended September 30, 1999, the Statements of Cash Flows for the nine months ended September 30, 1999 and 1998, and the related notes to financial statements are unaudited. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1998.

     Certain amounts for 1998 have been reclassified to conform to the presentation for 1999.

NOTE 2-COLLATERAL FOR COLLATERALIZED BONDS

     Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at September 30, 1999 and December 31, 1998, and the related average effective interest rates (calculated for the month ended September 30, 1999 and December 31, 1998, and excluding unrealized gains and losses):

-------------------------------------------------------------------------------------------------------------------
                                                   September 30, 1999                   December 31, 1998
-------------------------------------------------------------------------------------------------------------------

                                                                 Effective                           Effective
                                              Fair Value       Interest Rate       Fair Value      Interest Rate
-------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
   Amortized cost                        $      2,991,003           7.3%       $      3,333,362         7.3%
   Allowance for losses                           (11,238)                              (16,593)
-------------------------------------------------------------------------------------------------------------------
      Amortized cost, net                       2,979,765                             3,316,769
   Gross unrealized gains                          33,232                                47,244
   Gross unrealized losses                        (25,195)                              (13,669)
-------------------------------------------------------------------------------------------------------------------
                                         $      2,987,802                      $      3,350,344
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

     During the nine months ended September 30, 1999, the Company securitized $1.8 billion of collateral, through the issuance of two series of collateralized bonds, of which $1.2 billion related to the collapse and resecuritization of the collateral from six series of previously issued collateralized bonds. The collateral securitized was primarily single family mortgage loans and manufactured housing loans. The securitizations were accounted for as financing of the underlying collateral pursuant to Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125") as the Company retained call rights on the bonds which are substantially in excess of a clean-up call as defined by this accounting standard.


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

                                                FINANCIAL CONDITION

--------------------------------------------- ----------------------------------
                                                September 30,      December 31,
(amounts in thousands except per share data)        1999               1998
--------------------------------------------- ----------------------------------

Collateral for collateralized bonds            $   2,987,802      $   3,350,344
Non-recourse debt - collateralized bonds           2,781,735          3,153,060
Shareholder's equity                                 164,603            203,311

Collateralized bond series outstanding                     4                  8

--------------------------------------------- ----------------------------------

     Collateral for collateralized bonds Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and property tax receivables. As of September 30, 1999, the Company had 4 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $3.0 billion at September 30, 1999 compared to $3.4 billion at December 31, 1998. This decrease of $0.4 billion is primarily the result of $939.9 million in paydowns on collateral, which was principally offset by the net addition of $628.6 million of collateral as a result of a $1.8 billion issuance of two series of collateralized bonds in March 1999 and September 1999, of which $1.1 billion related to the collapse and re-securitization of six series of previously issued collateralized bonds.

     Non-recourse debt - collateralized bonds Collateralized bonds decreased to $2.8 billion at September 30, 1999 from $3.2 billion at December 31, 1998 as a result of $935.1 million in paydowns during the nine months ended September 30, 1999. This decrease was partially offset by the issuance of two series of collateralized bonds, totaling $1.8 billion, of which $1.1 billion was related to the collapse and re-securitization of six series on collateralized bonds.

     Shareholder's Equity Shareholder's equity decreased to $164.6 million at September 30, 1999 from $203.3 million at December 31, 1998. This decrease was primarily the result of a $56.9 capital distribution to IHC during the nine months ended September 30, 1999. In addition, the net unrealized gain on investments available-for-sale decreased $25.5 million to $8.0 million at September 30, 1999 from $33.6 million at December 31, 1998, primarily due to prepayments on the collateral for collateralized bonds, an increase of 50 basis points in the targeted Fed Funds rate and the approximate 1% increase in long-term interest rates during 1999.

                                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                     Nine Months Ended
                                                                September 30,                          September 30,
                                                      -----------------------------------    -----------------------------------
(amounts in thousands)                                     1999               1998                1999               1998
-----------------------------------------------------------------------------------------    -----------------------------------

Interest income                                         $     51,225       $     71,119        $    155,501       $    191,187
Interest expense on collateralized bonds                      42,232             68,066             129,812            191,051
Net interest margin                                            5,265                623              16,472             (7,143)
Gain on sale of securities                                         -              6,122                 397              7,247
Extraordinary item - gain on extinguishment of debt                -                  -              27,842                  -
Net income (loss)                                              4,634              6,109              43,745             (1,886)

--------------------------------------------------------------------------------------------------------------------------------

     Interest income on the collateral for collateralized bonds decreased to $51.2 million for the three months ended September 30, 1999 from $71.1 million for the same period in 1998. Interest income on the collateral for collateralized bonds decreased to $155.5 million for the nine months ended September 30, 1999 from $191.2 million for the same period in 1998. The overall decrease was primarily a result of the continued impact of prepayments on interest income, as average collateral for collateralized bonds declined from $3.5 billion to $3.0 billion for the three months ended September 30, 1998 and 1999, respectively, and from $3.4 billion to $3.0 billion for the nine months ended September 30, 1998 and 1999, respectively. In addition interest income decreased as a result of the decrease in the six-month LIBOR rate during the latter half of 1998.

     Interest expense on collateralized bonds decreased to $42.2 million for the three months ended September 30, 1999 from $68.1 million for the three months ended September 30, 1998 and decreased to $129.8 million for the nine months ended September 30, 1999 from $191.1 million for the same period in 1998. The overall decrease was primarily due to the decrease in the one-month LIBOR rate during the fourth quarter of 1998 and the decline in average collateralized bonds due to prepayments on the related collateral for collateralized bonds.

     Net interest margin for the three months ended September 30, 1999 increased to $5.3 million from $0.6 million for the three months ended September 30, 1998. Net interest margin increased to a positive $16.5 million for the nine months ended September 30, 1999 from a negative $7.1 million for the same period in 1998. The overall increase was primarily the result of lower premium amortization caused by lower prepayments during the nine months ended September 30, 1999 than during the same period in 1998.

     Gain on sale of securities of $0.4 million during the nine months ended September 30, 1999 is the result of the recognition of the remaining gain on the sale of the Merit 11B A-1 class, which had a principal balance of $4.9 million. Gain on sale of securities during the three and nine months ended September 30, 1998, is the result of the sale of M11 B A-1 class for a gain of $6.1 million and $7.2 million respectively.

     The Company also incurred an extraordinary gain of $27.8 million related to the recognition of unamortized premiums net of unamortized issuance costs on six series of collateralized bonds, which were collapsed during the nine months ended September 30, 1999. The collateral securing these collateralized bonds was re-securitized in the Company's $1.4 billion securitization in March 1999.

     Credit Exposures With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized securities relative to the yield on the collateralized bonds. At September 30, 1999, the Company retained $194.2 million in aggregate principal amount of overcollateralization, and had reserves, or otherwise had provided coverage on $45.8 million of this potential credit loss exposure. $30.3 million of this reserve amount is in the form of a loss reimbursement guarantee from a third-party rated A by Standards & Poors Ratings Services, Inc.

     Other Matters At September 30, 1999, the Company had securities of approximately $682.2 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

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

     The Dynex computer systems that the Company relies upon to conduct its business operations are as follows:

     The internally-developed investment portfolio analytics, securitization, and securities administration software

     The purchased servicing system for single family and manufactured housing loans

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

     Dynex believes that, other than its exposure to financial counterparties, its most significant risk with respect to internal or purchased software is the software systems used to service manufactured housing loans. Dynex will not be able to service these loans without the automated system. Should these loans go unattended for a period greater than three months, the result could have a material adverse impact on the Company as Dynex services the manufactured housing loans, which are included in the Company's collateral for collateralized bonds.

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

     Dynex is also at significant risk should the electric utility company for Dynex's offices in Glen Allen, Virginia, fail to provide power for several business days. In such an instance, the Company would be unable (i) to communicate over its telecommunication systems, (ii) would be unable to process data, and (iii) would be unable to service loans until the problem is remedied. Dynex continues to monitor the Year 2000 status of its utility provider, who currently reports 99% completion of remediation and testing and projects 100% compliance in December 1999.

     Dynex uses many other purchased and internally developed systems, including non-IT, that could fail to perform accurately after December 31, 1999.
Management believes that the functions performed by these systems are either non-critical or could be performed manually in the event of failure.

     Dynex has substantially completed its Year 2000 and remediation efforts. Management believes that there is little possibility of a significant disruption in business. The major risks are those related to the ability of vendors and business partners to complete Year 2000 plans. Dynex expects that those vendors and counterparties will complete their Year 2000 compliance programs before January 1, 2000.

     The Company will not incur any costs related to Year 2000 as all costs will be paid by Dynex. Dynex has incurred less than $90,000 in costs to date in carrying out its Year 2000 compliance program. Dynex estimates that it will spend less than $100,000. Costs could increase in the event that Dynex determines that a counter-party will not be Year 2000 compliant.

     Dynex has developed contingency plans in the event that a system or counterparty is not Year 2000 compliant.


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

     The following table summarizes the Company's net interest margin sensitivity analysis as of September 30, 1999 and June 30, 1999. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of September 30, 1999 and June 30, 1999. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate (CPR) ranging from 6.0% for fixed-rate manufactured housing loans to 69.1% for single family ARM loans indexed to the six month certificate of deposit rate. The model varies the CPR based on the projected incentive to refinance for each loan type in any given period. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

            ---------------------- --------------------------------------------
                 Basis Point
             Increase (Decrease)    % Change in Net Interest Margin from Base
              in Interest Rates                       Case
            ---------------------- --------------------------------------------
                                     September 30,           June 30, 1999
                                         1999
                                   ------------------     ---------------------

                    +200                   (20.93)%               (17.86)%
                    +100                   (10.24)%                (9.40)%
                    Base                     -                      -
                    -100                    10.17%                  7.83%
                    -200                    20.51%                 16.77%
            ---------------------- ------------------ --- ---------------------

     The September 30, 1999 analysis illustrates that net interest margin is slightly more sensitive to interest rate changes than it was at June 30, 1999.

     Approximately $1.7 billion of the Company's investment portfolio as of September 30, 1999 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 63% and 28% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

     The remaining portion of the Company's collateral for collateralized bonds as of September 30, 1999, approximately $1.2 billion, is comprised of loans that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short term interest rates, not the level of short term interest rates.


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

     4.8 Copy of the Series 13 Indenture Supplement, dated as of August 1, 1999, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed September 13, 1999).

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

(b)      Reports on Form 8-K

     Current Report on Form 8-K as filed with the Commission on August 16, 1999, relating to the Registrant's Series 10 Bonds.

     Current Report on Form 8-K as filed with the Commission on August 16, 1999, relating to the Registrant's Series 11 Bonds.

     Current Report on Form 8-K as filed with the Commission on August 16, 1999, relating to the Registrant's Series 12-1 Bonds.

     Current Report on Form 8-K as filed with the Commission on August 20, 1999, relating to the Registrant's Series 13 Bonds.

     Current Report on Form 8-K as filed with the Commission on September 13, 1999, relating to the Registrant's Series 13 Bonds.












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






Dated:  November 15, 1999