Form 10-K
period 1999-12-31
MERIT SECURITIES CORP
filed 2000-04-13
CIK 929426

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D. C. 20549

     FORM 10-K (mark one) [ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                                   For the fiscal year ended December 31, 1999

     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

              Commission File No. 33-83524

              MERIT SECURITIES CORPORATION
 (Exact name of registrant as specified in its charter)

                           Virginia                                  54-1736551
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

   10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia           23060
   (Address or principal executive offices)                      (Zip Code)

  Registrant's telephone number, including area code (804) 217-5800

  Securities registered pursuant to Section 12(b) of the Act: NONE

  Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of the latest practicable date, February 29, 2000: NONE

     As of February 29, 2000, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.




                           MERIT SECURITIES CORPORATION
                           1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                                              Page
                                                                                              Number
PART I.

         Item 1.  Business                                                                       3
         Item 2.  Properties                                                                     3
         Item 3.  Legal Proceedings                                                              3
         Item 4.  Submission of Matters to a Vote of Security Holders                            3

PART II.

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters          3
         Item 6.  Selected Financial Data                                                        3
         Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                          4
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk                     6
         Item 8.  Financial Statements and Supplementary Data                                    8
         Item 9.  Changes In and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                           21
PART III.

         Item 10.   Directors and Executive Officers of the Registrant                           21
         Item 11.   Executive Compensation                                                       21
         Item 12.   Security Ownership of Certain Beneficial Owners and Management               21
         Item 13.   Certain Relationships and Related Transactions                               21

PART IV.

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K              21

SIGNATURES                                                                                       24


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

     From the date of its inception to December 31, 1999, the Company has issued fourteen (14) series of Bonds totaling approximately $9.1 billion aggregate principal amount. To date, ten of these series have been called and collapsed into subsequent issuances. As of December 31, 1999, the Company had four (4) series of Bonds outstanding totaling approximately $2.7 billion, compared to eight (8) series at December 31, 1998 totaling $3.2 billion.

     At December 31, 1999, the Company had securities of approximately $308.6 million remaining for issuance under a shelf registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

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

     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                   FINANCIAL CONDITION


                                                                               December 31,
                                                               ----------------------------------------------
(amounts in thousands except series outstanding)                    1999                          1998
-------------------------------------------------------------- ---------------- ----------- -----------------

Collateral for collateralized bonds                            $   2,839,324                 $  3,350,344
Non-recourse debt - collateralized bonds                           2,661,069                    3,153,060
Shareholder's equity                                                 136,015                      203,311

Collateralized bond series outstanding                                     4                            8

-------------------------------------------------------------- ---------------- ----------- -----------------

     The Company was organized to facilitate the securitization of loans and securities through the issuance and sale of collateralized bonds. Prior to September 4, 1996, the Company was a wholly-owned subsidiary of Dynex. On September 4, 1996, IHC acquired all of the outstanding stock of the Company and certain other affiliates of Dynex. IHC is a wholly-owned subsidiary of Dynex.

     Collateral for collateralized bonds As of December 31, 1999 and 1998, the Company had four and eight series of collateralized bonds outstanding, respectively. During 1999, the Company called seven series of collateralized bonds and the associated collateral was resecuritized in 1999. The collateral for collateralized bonds decreased to $2.8 billion at December 31, 1999 compared to $3.4 billion at December 31, 1998. This decrease of $0.6 billion is primarily the result of $1.1 billion in paydowns of collateral net of the addition of $0.7 billion of collateral related to the issuance of three series of collateralized bonds in 1999.

     Non-recourse debt - collateralized bonds Collateralized bonds decreased to $2.7 billion at December 31, 1999 from $3.2 billion at December 31, 1998 as a result of $1.1 billion in paydowns during 1999 net of the issuance of $0.6 billion of collateralized bonds. The collateralized bonds were collateralized by securities primarily secured by single family mortgage loans and consumer installment loans. During 1999, the Company called seven series of collateralized bonds and the associated collateral was resecuritized in 1999.

     Shareholder's Equity Shareholder's equity decreased to $136.0 million at December 31, 1999 from $203.3 million at December 31, 1998. This decrease was primarily the result of a $64.2 million capital distribution to IHC during 1999. In addition, the net unrealized (loss) gain on investments available-for-sale decreased $48.3 million to a $14.7 million net unrealized loss on investments available-for-sale at December 31, 1999 from a $33.6 million net unrealized gain on investments available-for-sale at December, 31 1998, primarily as a result of prepayments on the collateral for collateralized bonds, an increase in interest rates on the collateralized bonds during the fourth quarter of 1999 and an increase in anticipated losses on the underlying collateral. These decreases in shareholder's equity were partially offset by $45.2 million of net income earned during 1999.

                                                  RESULTS OF OPERATIONS


                                                                        For the Year Ended December 31,
                                                              -----------------------------------------------------
(amounts in thousands)                                              1999             1998              1997
-------------------------------------------------------------------------------------------------------------------

Interest income                                               $        209,090   $    253,352      $    181,690
Interest expense on collateralized bonds                            (173,939)        (247,380)         (173,096)
Net interest margin                                                   19,601           (3,643)            2,363
Gain on sale of securities                                               397            7,500                 -
Extraordinary item - extinguishment of debt                           26,815             (571)                -
Net income (loss)                                                     45,187            1,272              (382)

-------------------------------------------------------------------------------------------------------------------

     Interest income on the collateral for collateralized bonds decreased to $209.1 million in 1999 from $253.4 million in 1998. This decrease was primarily a result of the continued impact of prepayments on interest income, as average collateral for collateralized bonds declined from $3.6 billion to $2.9 billion for the years ended December 31, 1998 and 1999, respectively. Interest income on the collateralized bonds increased to $253.4 million in 1998 from $181.7 million in 1997, primarily due to an increase in the average collateral for collateralized bonds from $2.5 billion for the year ended December 31, 1997 to $3.6 billion for the same period in 1998.

     Interest expense on collateralized bonds decreased to $173.9 million in 1999 from $247.4 million in 1998, primarily due to a 32 basis point decrease in the average one-month LIBOR rate and a decrease in the average collateral for collateralized bonds during 1999. Interest expense on collateralized bonds increased to $247.4 million in 1998 from $173.1 million in 1997, mainly due to the increase in the average collateral for collateralized bonds during 1998.

     Net interest margin in 1999 increased to $19.6 million from a negative $3.6 million in 1998. This increase was primarily the result of lower premium amortization caused by lower prepayments during 1999 than during 1998. Net interest margin decreased to a negative $3.6 million in 1998 from a positive $2.4 million in 1997. This decrease was primarily the result of higher premium amortization caused by higher prepayments during 1998 than during 1997 and additional provision for losses.

     Gain on sale of securities of $7.5 million during 1998 is the result of the sale of a portion of the Merit 11B A-1 class, which had a principal balance of $44.0 million. Gain on sale of securities of $0.4 million during 1999 is the result of the recognition of the gain on the sale of the remaining portion of the Merit 11B A-1 class, which had a principal balance of $4.9 million.

     The Company also incurred an extraordinary gain of $26.8 million related to the recognition of unamortized premiums net of unamortized issuance costs on seven series of collateralized bonds, which were called and retired during 1999. The associated collateral was resecuritized in 1999.

     Credit Exposures With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At December 31, 1999, the Company retained $187.1 million in aggregate principal amount of overcollateralization compared to $144.4 million at December 31, 1998. The Company had reserves, or otherwise had provided coverage on $49.3 million and $47.4 million of this potential credit loss exposure at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, $30.3 million of these reserve amounts are in the form of a loss reimbursement guarantee from an A rated third-party. During 1999, the Company provided for additional reserves of $13.6 million and incurred credit losses of $18.3 million.



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

     The  following   table   summarizes  the  Company's  net  interest   margin
sensitivity   analysis  as  of  December  31,  1999.  This  analysis  represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of December 31, 1999. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate ranging from 5.5% to 70.1% based on the projected incentive to refinance for each loan type in any given period. While Dynex's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

            ---------------------- ----------------------
                 Basis Point          % Change in Net
             Increase (Decrease)   Interest Margin from
              in Interest Rates          Base Case
            ---------------------- ----------------------

                    +200                   (33.56)%
                    +100                   (17.12)%
                    Base                   -
                    -100                    13.50%
                    -200                    15.53%
            ---------------------- ------------------ ---


     Approximately $1.6 billion of the Company's collateral for collateralized bonds as of December 31, 1999 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% and 27% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

     The interest rate cap agreements represent protection for the earnings and cash flow of the net collateral for collateralized bonds in adverse markets. To date, market conditions have not been adverse such that the caps have been utilized.

     The remaining portion of the Company's collateral for collateralized bonds as of December 31, 1999, approximately $1.2 billion, is comprised of loans that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates, not the level of short-term interest rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED FINANCIAL STATEMENTS

MERIT SECURITIES CORPORATION

Independent Auditors' Report for the years ended December 31, 1999 and 1998....9


Independent Auditors' Report for the year ended December 31, 1997.............10

Balance Sheets - December 31, 1999 and 1998...................................11

Statements of Operations - For the years ended December 31, 1999, 1998 and
1997..........................................................................12

Statements of Shareholder's Equity - For the years ended December 31, 1999,
1998 and 1997.................................................................13

Statements of Cash Flows - For the years ended December 31, 1999, 1998 and
1997..........................................................................14

Notes to Financial Statements - For the years ended December 31, 1999, 1998 and 1997......................................................................15



INDEPENDENT AUDITORS' REPORT



The Board of Directors
Merit Securities Corporation


     We have audited the accompanying balance sheets of Merit Securities Corporation, a wholly-owned subsidiary of Issuer Holding Corporation, Inc., as of December 31, 1999 and 1998 and the related statements of operations, shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such 1999 and 1998 financial statements present fairly, in all material respects, the financial position of Merit Securities Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP



Richmond, Virginia
March 30, 2000



                                              Independent Auditors' Report



The Board of Directors
Merit Securities Corporation:


     We have audited the accompanying statements of operations, shareholder's equity and cash flows of Merit Securities Corporation for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Merit Securities Corporation for the year ended December 31, 1997 in conformity with generally accepted accounting principles.




KPMG LLP



Richmond, Virginia
March 24, 1998



MERIT SECURITIES CORPORATION
Balance Sheets
December 31, 1999 and 1998
(amounts in thousands except share data)


                                                                             1999                       1998
                                                                       ------------------         -----------------
Assets:
   Collateral for collateralized bonds                                 $      2,839,324             $   3,350,344
   Due from affiliates, net                                                          -                      5,611
   Prepaid shelf registration fees                                                  94                        406
   Cash                                                                             10                         10
                                                                       ==================         =================
                                                                       $     2,839,428              $   3,356,371
                                                                       ==================         =================

Liabilities and Shareholder's Equity

Liabilities:
   Non-recourse debt - collateralized bonds                            $     2,661,069              $   3,153,060
   Due to affiliates, net                                                       42,344                          -
                                                                       ------------------         -----------------
                                                                             2,703,413                  3,153,060
                                                                       ------------------         -----------------

Shareholder's Equity:
   Common stock, no par value
     10,000 shares authorized, 1,000 issued and outstanding                         10                         10
   Additional paid-in capital                                                  125,997                    190,156
   Accumulated other comprehensive (loss) income                               (14,749)                    33,575
   Retained earnings (accumulated deficit)                                      24,757                    (20,430)
                                                                       ------------------
                                                                                                  -----------------
                                                                               136,015                    203,311
                                                                       ==================         =================
                                                                       $      2,839,428             $   3,356,371
                                                                       ==================         =================


See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
For the years ended December 31, 1999, 1998 and 1997
(amounts in thousands)


                                                            1999             1998              1997
                                                    ------------------------------------------------------
  Interest income:
    Collateral for collateralized bonds               $        209,090   $    253,352     $    181,690
                                                    ------------------------------------------------------

  Interest and related expense:
    Interest expense on collateralized bonds          173,939           247,380          173,096
    Other collateralized bond expense                 1,995             3,379            3,431
                                                    ------------------------------------------------------
                                                      175,934           250,759          176,527
                                                    ------------------------------------------------------

  Net interest margin before provision for losses     33,156            2,593            5,163
  Provision for losses                                (13,555)          (6,236)          (2,800)
                                                    ------------------------------------------------------
  Net interest margin                                 19,601            (3,643)          2,363

  Other income (expenses):
    Gain on sale of securities                        397               7,500            -
    Interest on due to affiliates, net                (1,626)           (2,014)          (2,745)
                                                    ------------------------------------------------------
  Income (loss) before extraordinary item             18,372            1,843            (382)

  Extraordinary gain (loss) - extinguishment of debt  26,815            (571)            -
                                                    ------------------------------------------------------

  Net income (loss)                                   $45,187   $      1,272     $       (382)
                                                    ======================================================


See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Shareholder's Equity
For the years ended December 31, 1999, 1998 and 1997
(amount in thousands)



                                                                        Accumulated other      Retained
                                                         Additional       comprehensive        earnings
                                         Common Stock      paid-in        income (loss)      (accumulated
                                                           capital                             deficit)          Total
                                        --------------- -------------- -------------------- --------------- ---------------

Balance at January 1, 1997              $        10     $    82,136    $       60,304       $   (21,320)    $   121,130

Comprehensive income:
   Net loss                                       -               -                 -              (382)           (382)

   Change in net unrealized gain on
     investments available-for-sale               -               -             4,403                 -           4,403
                                        --------------- -------------- -------------------- --------------- ---------------
Total comprehensive income                                                      4,403              (382)          4,021

Contributed capital                               -          43,816                 -                 -          43,816
                                        --------------- -------------- -------------------- --------------- ---------------

Balance at December 31, 1997                     10         125,952            64,707           (21,702)        168,967

Comprehensive loss:
   Net income                                     -               -                 -             1,272           1,272

   Change in net unrealized gain on
     investments available-for-sale               -               -           (31,132)                -         (31,132)
                                        --------------- -------------- -------------------- --------------- ---------------
Total comprehensive loss                          -               -           (31,132)            1,272         (29,860)

Contributed capital                               -          64,204                 -                 -          64,204
                                        --------------- -------------- -------------------- --------------- ---------------


Balance at December 31, 1998                     10         190,156            33,575           (20,430)    203,311

Comprehensive loss:
   Net income                                     -               -                 -            45,187          45,187

   Change in net unrealized gain on               -               -           (48,324)                -         (48,324)
     investments available-for-sale
                                        --------------- -------------- -------------------- --------------- ---------------
Total comprehensive loss                          -               -           (48,324)           45,187          (3,137)

Capital distribution                              -         (64,159)                -                 -         (64,159)
                                        --------------- -------------- -------------------- --------------- ---------------

Balance at December 31, 1999            $               $   125,997    $        (14,749)     $    24,757    $  136,015
                                        10
                                        =============== ============== ==================== =============== ===============


See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
For the years ended December 31, 1999, 1998 and 1997
(amounts in thousands)


                                                                       1999              1998             1997
                                                                -----------------------------------------------------

  Operating activities:
    Net income (loss)                                           $                  $       1,272     $        (382)
                                                                45,187
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
          Gain on sale of securities                                                      (7,500)                -
                                                                  (397)
          Provision for losses                                    13,555           6,236             2,800
          Extraordinary (gain) loss - extinguishment of debt      (26,815)         571               -
          Amortization, net                                       15,664           35,018            20,440
          Net change in prepaid shelf registration fees           312              (72)              515
          Other                                                   876              (515)             516
                                                                -----------------------------------------------------
             Net cash provided by operating activities            48,382           35,010            23,889
                                                                -----------------------------------------------------

  Investing activities:
    Collateral for collateralized bonds:
      Purchase of loans subsequently securitized                  (668,858)        (1,696,198)       (2,300,444)
      Principal payments on collateral                            1,096,474        2,074,578         916,580
      Proceeds from sale of collateral for collateralized bonds   5,250            43,391            -
      Net decrease (increase) in accrued interest receivable
        and   funds held by trustee                               3,116            3,511             (8,129)
                                                                -----------------------------------------------------
        Net cash provided by (used for) investing activities      435,982          425,282           (1,391,993)
                                                                -----------------------------------------------------

  Financing activities:
    Collateralized bonds:
      Proceeds from issuance of collateralized bonds              623,286          1,589,198         2,243,324
      Principal payments on collateralized bonds                  (1,091,382)      (2,063,058)       (919,370)
      (Decrease) increase in accrued interest payable             (64)             (1,236)           1,758
    Net change in due to/from affiliates                          47,955           (49,400)          (1,424)
    (Repayment of capital distribution) proceeds from capital
      contributions                                               (64,159)         64,204            43,816
                                                                -----------------------------------------------------
        Net cash (used for) provided by financing activities      (484,364)        (460,292)         1,368,104
                                                                -----------------------------------------------------

  Net change in cash                                              -                -                 -
  Cash at beginning of year                                       10               10                10
                                                                                                   ------------------
                                                                ------------------------------------

  Cash at end of year                                                               $         10      $         10
                                                                  $
                                                                  10
                                                                =====================================================

  Supplemental disclosure of cash flow information:
    Cash paid for interest                                        $       172,259   $    245,860      $    172,853
                                                                =====================================================

  Supplemental disclosure of non-cash activities:
     Collateral for collateralized bonds subsequently             $    1,569,734    $          -      $     65,537
  securitized
                                                                =====================================================



See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Notes to Financial Statements
For the years ended December 31, 1999, 1998 and 1997
(amounts in thousands)

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

     Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified all of its collateral for collateralized bonds as available-for-sale. As such, the collateral for collateralized bonds at December 31, 1999 and 1998 is reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income.

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

     Recent Accounting Pronouncements In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS No. 137"). FAS No. 137 amends FAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of adopting FAS No. 133.

     Basis of Presentation Certain amounts for 1998 and 1997 have been reclassified to conform to the presentation for 1999. NOTE 3 - COLLATERAL FOR COLLATERALIZED BONDS

     The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds classified as available-for-sale at December 31, 1999 and 1998, and the related average effective interest rates (calculated for the month ended December 31, 1999 and 1998, and excluding unrealized gains and losses):


------------------------------------------ ---------------------------------- ----------------------------------
                                                         1999                               1998
                                                               Effective                          Effective
                                              Fair Value     Interest Rate       Fair Value     Interest Rate
------------------------------------------ ----------------- ---------------- ----------------- ----------------
Collateral for collateralized bonds:
  Amortized cost                           $    2,865,903           7.5%      $   3,333,362            7.3%
  Allowance for losses                           (11,830)                           (16,593)
                                           -----------------                  -----------------
     Amortized cost, net                       2,854,073                          3,316,769
  Gross unrealized gains                          17,124                             47,244
  Gross unrealized losses                        (31,873)                           (13,669)
------------------------------------------ ----------------- ---------------- ----------------- ----------------
                                           $     2,839,324                    $   3,350,344
------------------------------------------ ----------------- ---------------- ----------------- ----------------

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

     The components of collateral for collateralized bonds at December 31, 1999 and 1998 are as follows:

------------------------------------------ ---------------- -----------------
                                                1999              1998
------------------------------------------ ---------------- -----------------
Collateral, net of allowance                 $  2,827,301     $  3,251,003
Funds held by trustees                              2,069              553
Accrued interest receivable                        17,091           21,723
Unamortized premiums and discounts, net             7,612           43,490
Unrealized (loss) gain, net                       (14,749)          33,575
------------------------------------------ ---------------- -----------------
                                             $  2,839,324     $  3,350,344
------------------------------------------ ---------------- -----------------

     During 1999, the Company securitized $2.3 billion of collateral, through the issuance of three series of collateralized bonds, of which $1.6 billion related to the resecuritization of the collateral from seven series of previously issued collateralized bonds which were called in 1999. The collateral securitized was primarily debt securities backed by single family mortgage loans and manufactured housing installment loans. The securitizations were accounted for as financing of the underlying collateral pursuant to Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125") as the Company retained call rights on the bonds which are substantially in excess of a clean-up call as defined by this accounting standard.



NOTE 4 - ALLOWANCE FOR LOSSES ON COLLATERAL FOR COLLATERALIZED BONDS

     The following table summarizes the activity for the allowance for losses on collateral for collateralized bonds for the years 3 ended December 31, 1999, 1998 and 1997:

------------------------------------------------------ ----------------- ---------------- -----------------
                                                             1999              1998             1997
------------------------------------------------------ ----------------- ---------------- -----------------
Beginning balance                                      $        16,593      $   24,811       $   31,732
Provision for losses                                          13,555             6,236            2,800
Losses charged-off, net of recoveries                  (18,318)          (14,454)         (9,721)
------------------------------------------------------ ----------------- ---------------- -----------------
                                                       $        11,830      $   16,593       $   24,811
------------------------------------------------------ ----------------- ---------------- -----------------

     The Company has limited exposure to credit risk retained on loans which it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "overcollateralization"), excluding price premiums and discounts and hedge gains and losses. The allowance for losses on the overcollateralization totaled $11,830 and $16,593 at December 31, 1999 and 1998 respectively, and is included in collateral for collateralized bonds in the accompanying consolidated balance sheets. Overcollateralization at December 31, 1999 and 1998 totaled $187,070 and $144,359 respectively.


NOTE 5 - COLLATERALIZED BONDS

     The components of collateralized bonds along with certain other information at December 31, 1999 and 1998 are summarized below:

 ---------------------------------- ---------------------------------- ----------------------------------
                                                  1999                               1998
                                    Bonds Outstanding    Range of      Bonds Outstanding    Range of
                                                      Interest Rates                     Interest Rates
 ---------------------------------- ----------------- ---------------- ----------------- ----------------
 Variable-rate classes              $     1,957,075      5.8%-9.1%      $  2,568,506        5.3%-6.8%
 Fixed-rate classes                       722,615        6.2%-8.0%           555,842       6.2%-15.0%
 Accrued interest payable                   5,138                              5,202
 Deferred bond issuance costs              (6,004)                            (2,081)
 Unamortized (discount) premium           (17,755)                            25,591
 ---------------------------------- ----------------- ---------------- ----------------- ----------------
                                    $     2,661,069                     $  3,153,060
 ---------------------------------- ----------------- ---------------- ----------------- ----------------

 Range of stated maturities             2015-2033                          2016-2032

 Number of series                               4                                  8
 ---------------------------------- ----------------- ---------------- ----------------- ----------------

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

     The variable rate classes are based on one-month London InterBank Offered Rate ("LIBOR"). The average effective rate of interest expense for collateralized bonds was 6.2%, 6.8%, and 7.2% for the years ended December 31, 1999, 1998 and 1997, respectively.

     During 1999, the Company redeemed two series of previously issued collateralized bonds. The Company then called these two series in addition to the five series of previously issued collateralized bonds redeemed in 1998 and re-securitized the associated collateral in 1999, which resulted in a $26,815 gain from extinguishment in 1999. During 1998, the Company has a $571 loss from extinguishment from five series of previously issued collateralized bonds which were redeemed in 1998.


NOTE 6 - ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

     The following table presents the carrying values and estimated fair values of the Company's recorded financial instruments, as well as information about certain specific off-balance sheet financial instruments as of December 31, 1999 and 1998:

   ---------------------------------- ------------------------------------------- -------------------------------------------
                                                         1999                                        1998
                                        Notional      Amortized                     Notional      Amortized
                                         Amount        Amount       Fair Value       Amount        Amount       Fair Value
   ---------------------------------- ------------- -------------- -------------- ------------- -------------- --------------
   Recorded financial instruments:

   Assets:
     Collateral for collateralized
       bonds                          $               $2,850,620   $2,838,439     $-             $3,311,548     $3,349,975
                                      -
     Interest rate cap agreements          351,000          3,452          885        351,000          5,222             369
     Cash                                        -             10           10              -             10              10
    Liabilities:
      Collateralized bonds                       -      2,661,069    2,604,026              -      3,153,060       3,107,262

    Off-balance sheet financial
      instruments:

    Interest rate swap agreements:
      Collateralized bonds                       -              -            -        123,883              -          (1,282)
   ---------------------------------- ------------- -------------- -------------- ------------- -------------- --------------

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

     During 1996, the Company purchased LIBOR-based interest rate cap agreements to limit its exposure to the lifetime interest rate caps on certain of its collateral for collateralized bonds. Under these agreements, the Company will receive additional cash flow should the related index increase above the contracted rates. Contract rates on these cap agreements range from 8.0% to 9.5%, with expiration dates ranging from 2000 to 2003.

     Off-Balance Sheet Financial Instruments. The Company may enter into various interest rate swap agreements to limit its exposure to changes in financing rates of certain collateralized bonds. During 1999, the Company terminated interest rate swap agreements with a notional value of $102,198. These interest rate swap agreements related to an amortizing interest rate swap agreement related to Prime rate-based ARM loans financed with LIBOR-based variable-rate collateralized bonds. Under the terms of the agreement, the Company received one-month LIBOR plus 2.65% and pays one-month average Prime rate in effect three months prior. The cost of terminating this agreement was $750, which was deferred and is being recognized as a yield adjustment over the remaining life of the underlying collateral.


NOTE 7 - DUE TO/FROM AFFILIATES

     At December 31, 1999 , amounts due to affiliates consisted of amounts borrowed from IHC under demand promissory notes. Amounts due to IHC totaled $42,344 at December 31, 1999. At December 31, 1998 , amounts due from affiliates consisted of amounts loaned to Dynex net of amounts borrowed from IHC under demand promissory notes. Amounts due to IHC totaled $43,107 and amounts due from Dynex totaled $48,718 at December 31, 1998. The Company had net interest expense related to these demand promissory notes of $1,626, $2,014 and $2,745 during 1999, 1998 and 1997, respectively.

NOTE 8 - CONTRIBUTED CAPITAL

     Contributed capital represents IHC's net contribution of collateral for collateralized bonds in excess of the related collateralized bonds issued. In addition, as a result of the Senior Demand Note issued by IHC during 1999, all activity between the Company and Dynex are accounted for as additional capital contributions or capital distributions. During 1999, capital distributions totaled $64,159 and during 1998 and 1997, capital contributions totaled $64,204 and $43,816, respectively.


NOTE 9 - OTHER MATTERS

     At December 31, 1999 and 1998, the Company had remaining $308,602 and $328,964, respectively, for issuance under shelf registration statements filed with the Securities and Exchange Commission.


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

     The reports of KPMG on the Company's consolidated financial statements for the year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of the Company's consolidated financial statements for the year ended December 31, 1997, and through July 21, 1998, there have been no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their report on the financial statements for such years.

     During the year ended  December  31, 1997,  and through July 21, 1998,  the
Company had not consulted with D&T regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that D&T concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.



                                                         PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information   in   response   to  this   Item  is   omitted   pursuant   to
GeneralInstruction I.

Item 11.   EXECUTIVE COMPENSATION

     Information   in   response   to  this   Item  is   omitted   pursuant   to
GeneralInstruction I.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information   in   response   to  this   Item  is   omitted   pursuant   to
GeneralInstruction I.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information   in   response   to  this   Item  is   omitted   pursuant   to
GeneralInstruction I.

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

     4.11 Copy of the Series 10 Indenture Supplement, dated as of December 1, 1997, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed January 6, 1998).

     4.12 Copy of the Series 11 Indenture Supplement, dated as of March 1, 1998, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed June 12, 1998).

     4.13 Copy of the Series 12 Indenture Supplement, dated as of March 1, 1999, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed April 12, 1999).

     4.14 Copy of the Series 13 Indenture Supplement, dated as of August 1, 1999, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed September 13, 1999).

     4.15 Copy of the Series 14 Indenture Supplement, dated as of November 1, 1999, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed November 12, 1999).

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


(b)      Reports on Form 8-K

     Current Report on Form 8-K as filed with the Commission on November 15, 1999, relating to the Registrant's Series 14 Bonds.

     Current Report on Form 8-K as filed with the Commission on November 29, 1999, relating to the Registrant's Series 14 Bonds.

     Current Report on Form 8-K as filed with the Commission on December 13, 1999, relating to the Registrant's Series 13 Bonds.




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



Dated:  March 30, 2000



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                  Capacity              Date


/s/ Thomas H. Potts               Director              March 30, 2000
Thomas H. Potts


/s/ J. Thomas O'Brien, Jr.        Director              March 30, 2000
J. Thomas O'Brien, Jr.


/s/ William H. West, Jr.          Director              March 30, 2000
William H. West, Jr.


/s/ John C. Stevenson, Jr.        Director              March 30, 2000
John C. Stevenson, Jr.




                                                      EXHIBIT INDEX



                                                             Sequentially
Exhibit                                                    Numbered Page

23.1              Consent of DELOITTE & TOUCHE LLP              I

23.2              Consent of KPMG LLP                           II