Form 10-Q
period 2000-03-31
MERIT SECURITIES CORP
filed 2000-05-15
CIK 929426

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       For the quarter ended March 31, 2000

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                          Commission file number 33-83524


                           MERIT SECURITIES CORPORATION
              (Exact name of registrant as specified in its charter)

         Virginia                                             54-1736551
(State or other jurisdiction of incorporation(I.R.S.Employer Identification No.)

     10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia        23060
     (Address of principal executive offices)                  (Zip Code)

                              (804) 217-5800
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     As of April 30, 2000, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

     The registrant  meets the  conditions  set forth in General  Instructions H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.


                                           MERIT SECURITIES CORPORATION
                                                     FORM 10-Q
                                                       INDEX


                                                                                     Page Number
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Balance Sheets at March 31, 2000 and
                      December 31, 1999                                                  3

                      Statements of Operations for the three months
                      ended March 31, 2000 and 1999                                      4

                      Statement of Shareholder's Equity for the three months
                      ended March 31, 2000                                               5

                      Statements of Cash Flows for the three months ended
                      March 31, 2000 and 1999                                            6

                      Notes to Unaudited Financial Statements                            7

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                      8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk             10

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                      12

Item 5.           Other Information                                                      12

Item 6.           Exhibits and Reports on Form 8-K                                       12

SIGNATURES                                                                                15


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)

                                                                        March 31,            December 31,
                                                                          2000                   1999
                                                                    -----------------      -----------------
ASSETS:
   Collateral for collateralized bonds                               $    2,710,595         $    2,839,324
   Prepaid shelf registration fees                                               94                     94
   Cash                                                                          10                     10
                                                                    =================      =================
                                                                     $    2,710,699         $    2,839,428
                                                                    =================      =================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds                          $    2,543,132         $    2,661,069
   Due to affiliates, net                                                         -                 42,344
                                                                    -----------------      -----------------
                                                                          2,543,132              2,703,413
                                                                    -----------------      -----------------

SHAREHOLDER'S EQUITY:
   Common stock, no par value,
       10,000 shares authorized, 1,000 shares issued and                         10                     10
outstanding
   Additional paid-in capital                                               160,556                125,997
   Accumulated other comprehensive loss                                     (19,423)               (14,749)
   Retained earnings                                                         26,424                 24,757
                                                                                              --------------
                                                                    -----------------      ---
                                                                            167,567                136,015
                                                                    =================      =================
                                                                     $    2,710,699         $    2,839,428
                                                                    =================      =================

See notes to unaudited financial statements.




MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands except share data)

                                                              Three Months Ended
                                                                   March 31,
                                                          ----------------------------
                                                             2000            1999
                                                          ------------   -------------

Interest income:
    Collateral for collateralized bonds                  $   53,672     $    52,315
                                                         -------------  --------------

Interest and related expense:
    Interest expense on collateralized bonds                 46,169          47,034
    Other collateralized bond expense                           380             506
                                                         -------------  --------------
                                                             46,549          47,540
                                                         -------------  --------------

Net interest margin before provision for losses               7,123           4,775
Provision for losses                                         (4,985)         (1,962)
                                                         -------------  --------------
Net interest margin                                           2,138           2,813

Gain on sale of securities                                        -             397
Interest on due to affiliates, net                             (471)           (168)
                                                         -------------  --------------
Income before extraordinary item                              1,667           3,042
Extraordinary gain - extinguishment of debt                       -          27,842
                                                         -------------  --------------
Net income                                               $    1,667          30,884
                                                         =============  ==============




See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statement of Shareholder's Equity
(amounts in thousands except share data)


                                                                Accumulated other
                                                   Additional   comprehensive loss
                                    Common stock     paid-in                           Retained
                                                     capital                           earnings          Total
                                    ------------- --------------------------------- --------------- ----------------

Balance at December 31, 1999          $    10    $      125,997 $          (14,749)  $      24,757 $       136,015

Comprehensive income:
   Net income                               -                 -                   -          1,667           1,667

   Change in net unrealized loss on
      investments available-for-sale        -                 -             (4,674)              -         (4,674)
                                    ------------ -------------- ------------------- -------------- ----------------
Total comprehensive income                  -                 -             (4,674)          1,667         (3,007)

Capital contribution                        -            34,559                   -              -          34,559
                                    ------------ -------------- ------------------- -------------- ----------------

Balance at March 31, 2000             $    10    $      160,556 $          (19,423)  $      26,424 $       167,567
                                    ============ ============== =================== ============== ================

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                        2000                    1999
                                                                 -------------------     -------------------

Operating activities:
  Net income                                                     $   1,667               $   30,884
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Gain on sale of securities                                       -                       (397)
    Provision for losses                                             4,985                   1,962
    Extraordinary gain - extinguishment of debt                      -                            (27,842)
    Amortization, net                                                2,685                   5,099
    Net change in prepaid shelf registration fees                    -                       93
    Other                                                            222                     (226)
                                                                 -------------------     -------------------
      Net cash provided by operating activities                      9,559                   9,573
                                                                 -------------------     -------------------

Investing activities:
  Collateral for collateralized bonds:
    Purchase of loans subsequently securitized                       -                       (321,645)
    Principal payments on collateral                                 117,188                 387,198
    Proceeds from sale of collateralized bonds                       -                       5,250
    Net decrease in accrued interest receivable and
      funds held by trustee                                          45                      2,136
                                                                 -------------------
                                                                                         -------------------
      Net cash provided by investing activities                      117,233                 72,939
                                                                 -------------------     -------------------

Financing activities:
  Collateralized bonds:
    Proceeds from issuance of collateralized bonds                              -            309,456
    Principal payments on collateralized bonds                           (118,932)           (383,928)
    Decrease in accrued interest payable                                      (75)           (699)
    Decrease in due to affiliates                                         (42,344)           (10,596)
    Proceeds from capital contributions                                    34,559            3,255
                                                                 -------------------     -------------------
      Net cash used for financing activities                             (126,792)           (82,512)
                                                                 -------------------     -------------------

Cash at beginning of period                                                    10            10
                                                                    ----------------        ----------------
                                                                 ----                    ----

Cash at end of period                                            $             10        $   10
                                                                 ===================     ===================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $         45,272        $   48,011
                                                                 ===================     ===================

  Collateral for collateralized bonds subsequently securitized   $              -        $   1,121,584
                                                                 ===================     ===================


See notes to unaudited financial statements.


MERIT SECURITIES CORPORATION
Notes to Unaudited Financial Statements
March 31, 2000
(amounts in thousands except share data)

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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at March 31, 2000, the Statements of Operations for the three months ended March 31, 2000 and 1999, the Statement of Shareholder's Equity for the three months ended March 31, 2000, the Statements of Cash Flows for the three months ended March 31, 2000 and 1999, and the related notes to financial statements are unaudited. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1999.

     Certain amounts for 1999 have been reclassified to conform to the presentation for 2000.

NOTE 2--COLLATERAL FOR COLLATERALIZED BONDS

     Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at March 31, 2000 and December 31, 1999, and the related average effective interest rates
(calculated for the month ended March 31, 2000 and December 31, 1999, and excluding unrealized gains and losses):

-------------------------------------------------------------------------------------------------------------------
                                                     March 31, 2000                     December 31, 1999
-------------------------------------------------------------------------------------------------------------------
                                                                 Effective                           Effective
                                              Fair Value       Interest Rate       Fair Value      Interest Rate
-------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
   Amortized cost                        $      2,742,033           7.6%       $      2,865,903         7.5%
   Allowance for losses                           (12,015)                              (11,830)
-------------------------------------------------------------------------------------------------------------------
      Amortized cost, net                       2,730,018                             2,854,073
   Gross unrealized gains                          15,489                                17,124
   Gross unrealized losses                        (34,912)                              (31,873)
-------------------------------------------------------------------------------------------------------------------
                                         $      2,710,595                      $      2,839,324
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

     The Company did not securitize any collateral during the three months ended March 31, 2000.


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

                                                FINANCIAL CONDITION

-------------------------------------------------- ------------------ --- --------------------
                                                       March 31,             December 31,
(amounts in thousands except per share data)             2000                    1999
-------------------------------------------------- ------------------ --- --------------------

Collateral for collateralized bonds                 $   2,710,595           $   2,839,324
Non-recourse debt - collateralized bonds                2,543,132               2,661,069
Shareholder's equity                                      167,567                 136,015

Collateralized bond series outstanding                          4                       4

-------------------------------------------------- ------------------ --- -------------------

     Collateral for collateralized bonds As of both March 31, 2000 and December 31, 1999, the Company had 4 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.7 billion at March 31, 2000 compared to $2.8 billion at December 31, 1999. This decrease of $0.1 billion is primarily the result of $117.2 million in paydowns on the collateral.

     Non-recourse debt - collateralized bonds Collateralized bonds decreased to $2.5 billion at March 31, 2000 from $2.7 billion at December 31, 1999 as a result of $118.9 million in paydowns during the three months ended March 31, 2000.

     Shareholder's Equity Shareholder's equity increased to $167.6 million at March 31, 2000 from $136.0 million at December 31, 1999. This increase was primarily the result of a $34.6 million capital contribution from IHC during the three months ended March 31, 2000 and $1.7 million of net income earned during the three months ended March 31, 2000. These increases in shareholder's equity were partially offset by a $4.7 million increase in the net unrealized loss on investments available-for-sale from a $14.7 million net unrealized loss on investments available-for-sale at December 31, 1999 to a $19.4 million net unrealized loss on investments available-for-sale at March 31, 2000.

                                               RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
                                                     Three Months Ended
                                                         March 31,
                                             -----------------------------------
(amounts in thousands)                            2000               1999
--------------------------------------------------------------------------------

Interest income                                $     53,672       $     52,315
Interest expense on collateralized bonds             46,169             47,034
Provision for losses                                  4,985              1,962
Net interest margin                                   2,138              2,813
Gain on sale of securities                                -                397
Extraordinary gain - extinguishment of debt               -             27,842
Net income                                            1,667             30,884

--------------------------------------------------------------------------------

     Interest income on the collateral for collateralized bonds increased slightly to $53.7 million for the three months ended March 31, 2000 from $52.3 million for the same period in 1999. This increase was primarily a result of lower premium amortization caused by lower prepayments during the three months ended March 31, 2000 than during the same period in 1999, which was partially offset by a decline in average collateral for collateralized bonds.

     Interest expense on collateralized bonds decreased to $46.2 million for the three months ended March 31, 2000 from $47.0 million for the three months ended March 31, 2000. This slight decrease was primarily due to the decline in average collateralized bonds due to prepayments on the related collateral for collateralized bonds, partially offset by an increase in average yields on the collateralized bonds.

     Provision for losses increased to $5.0 million for the three months ended March 31, 2000 from $2.0 million for the same period in 1999. This increase was primarily a result of increasing the reserve for probable losses on various loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk.

     Net interest margin for the three months ended March 31, 2000 decreased to $2.1 million from $2.8 million for the three months ended March 31, 1999. The decrease was primarily the result of additional provisions for losses. This decrease was partially offset by lower premium amortization caused by lower prepayments during the three months ended March 31, 2000 than during the same period in 1999.

     Gain on sale of securities of $0.4 million during the three months ended March 31, 1999 is the result of the recognition of the remaining gain on the sale of the Merit 11B A-1 class, which had a principal balance of $4.9 million.

     The Company also incurred an extraordinary gain of $27.8 million related to the recognition of unamortized premiums net of unamortized issuance costs on six series of collateralized bonds, which were collapsed during the three months ended March 31, 1999. The collateral securing these collateralized bonds was re-securitized in the Company's $1.4 billion securitization in March 1999.

     Credit Exposures With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized securities relative to the yield on the collateralized bonds. At March 31, 2000, the Company retained $182.7 million in aggregate principal amount of overcollateralization compared to $187.1 million at December 31, 1999. The Company had reserves, or otherwise had provided coverage through third-party reimbursement guarantees on $49.5 million and $49.3 million of this potential credit loss exposure at March 31, 2000 and December 31, 1999, respectively. At March 31, 2000 and December 31, 1999, $29.7 million and $30.3 million, respectively, of this reserve amount is in the form of a loss reimbursement guarantee from a third-party rated A by Standards & Poors Ratings Services, Inc.

     Other Matters At March 31, 2000, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.


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

     Dynex, as the Company's parent, continuously monitors the aggregate cash flow, projected net yield and market value of the collateral for collateralized bonds under various interest rate and prepayment assumptions. Dynex has a Portfolio Executive Committee ("PEC"), which includes executive management representatives, and monitors and manages the interest rate sensitivity and repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of change in both the net portfolio value and net interest income. Dynex's exposure to interest rate risk is reviewed on a monthly basis by the PEC and quarterly by the Board of Directors.

     Dynex utilizes a monthly static cash flow and yield projection under interest rate scenarios detailed below. While Dynex may use this tool, there can be no assurance Dynex will accomplish the goal of adequately managing the risk profile of the investment portfolio.

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

     The following table summarizes the Company's net interest margin sensitivity analysis as of March 31, 2000. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of March 31, 2000. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate ranging from 5.5% to 70.1% based on the projected incentive to refinance for each loan type in any given period. While Dynex's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

            ---------------------- ----------------------
                 Basis Point          % Change in Net
             Increase (Decrease)   Interest Margin from
              in Interest Rates          Base Case
            ---------------------- ----------------------

                    +200               (33.56 %)
                    +100               (17.12%)

                    Base                   -

                    -100                13.50 %
                    -200                15.53 %
            ---------------------- ------------------ ---

     Approximately $1.4 billion of the Company's collateral for collateralized bonds as of March 31, 2000 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 66% and 25% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

     The remaining portion of the Company's collateral for collateralized bonds as of March 31, 2000, approximately $1.2 billion, is comprised of loans that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has generally limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates, not the level of short-term interest rates.



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

                         MERIT SECURITIES CORPORATION


                         By:  /s/ William H. West, Jr.
                              William H. West, Jr.
                              Executive Vice President
                              (Principal Executive Officer)





                              /s/ Stephen J. Benedetti
                              Stephen J. Benedetti
                              Treasurer
                              (Principal Financial & Accounting Officer)






Dated:  May 15, 2000