Form 10-Q
period 2000-06-30
MERIT SECURITIES CORP
filed 2000-08-14
CIK 929426

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                        For the quarter ended June 30, 2000

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                          Commission file number 33-83524


                               MERIT SECURITIES CORPORATION
                  (Exact name of registrant as specified in its charter)

                  Virginia                                     54-1736551
(State or other jurisdiction of incorporation)(I.R.S.Employer Identification No)

 4551 Cox Road, Suite 300, Glen Allen, Virginia                23060
  (Address of principal executive offices)                   (Zip Code)

                                    (804) 217-5800
                 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     As of July 31, 2000, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

     The registrant  meets the  conditions  set forth in General  Instructions H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.


                                           MERIT SECURITIES CORPORATION
                                                     FORM 10-Q
                                                       INDEX


                                                                    Page Number
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Balance Sheets at June 30, 2000 and
                      December 31, 1999                                      3

                      Statements of Operations for the three and six months
                      ended June 30, 2000 and 1999                           4

                      Statement of Shareholder's Equity for the six months
                      ended June 30, 2000                                    5

                      Statements of Cash Flows for the six months ended
                      June 30, 2000 and 1999                                 6

                      Notes to Unaudited Financial Statements                7

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk 10

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                          12

Item 5.           Other Information                                          12

Item 6.           Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                                   15



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)

                                                                         June 30,            December 31,
                                                                          2000                   1999
                                                                    -----------------      -----------------
ASSETS:
   Collateral for collateralized bonds                               $    2,503,966         $    2,839,324
   Prepaid shelf registration fees                                                -                     94
   Cash                                                                          10                     10
                                                                    =================      =================
                                                                     $    2,503,976         $    2,839,428
                                                                    =================      =================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds                          $    2,412,959         $    2,661,069
   Due to affiliates, net                                                         -                 42,344
                                                                    -----------------      -----------------
                                                                          2,412,959              2,703,413
                                                                    -----------------      -----------------

SHAREHOLDER'S EQUITY:
   Common stock, no par value,
       10,000 shares authorized, 1,000 shares issued and                         10                     10
outstanding
   Additional paid-in capital                                               154,786                125,997
   Accumulated other comprehensive loss                                     (87,746)               (14,749)
   Retained earnings                                                         23,967                 24,757
                                                                                              --------------
                                                                    -----------------      ---
                                                                             91,017                136,015
                                                                    =================      =================
                                                                     $    2,503,976         $    2,839,428
                                                                    =================      =================

See notes to unaudited financial statements.



MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands except share data)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                          ----------------------------   ----------------------------
                                                                                         ----------------------------
                                                             2000            1999            2000           1999
                                                          ------------   -------------   -------------   ------------

Interest income:
    Collateral for collateralized bonds                  $   51,087     $    51,961      $   104,759     $  104,276
                                                         -------------  --------------  --------------  -------------
                                                                                        --------------  -------------

Interest and related expense:
    Interest expense on collateralized bonds                 44,791          40,546           90,960         87,580
    Other collateralized bond expense                           424             417              804            923
                                                                                        --------------  -------------
                                                         -------------  --------------  --------------  -------------
                                                             45,215          40,963           91,764         88,503
                                                         -------------  --------------  --------------  -------------
                                                                                        --------------  -------------

Net interest margin before provision for losses               5,872          10,998           12,995         15,773
Provision for losses                                         (5,795)         (2,604)        (10,780)         (4,566)
                                                                                        --------------  -------------
                                                         -------------  --------------  --------------  -------------
Net interest margin                                              77           8,394            2,215         11,207

Loss on termination of interest rate caps                    (2,440)              -          (2,440)              -
Gain on sale of investments                                       -               -                -            397
Other expense                                                   (94)              -             (94)              -
Interest on due to affiliates, net                                -            (167)           (471)           (335)
                                                                                        --------------  -------------
                                                         -------------  --------------  --------------  -------------
(Loss) income before extraordinary item                      (2,457)          8,227            (790)         11,269
Extraordinary gain - extinguishment of debt                       -               -               -          27,842
                                                         -------------  --------------  --------------  -------------
                                                                                        ==============  =============
Net (loss) income                                        $   (2,457)          8,227      $     (790)     $   39,111
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


MERIT SECURITIES CORPORATION
Statement of Shareholder's Equity
(amounts in thousands except share data)


                                                                Accumulated other
                                                   Additional   comprehensive loss
                                    Common stock     paid-in                           Retained
                                                     capital                           earnings          Total
                                    ------------- --------------------------------- --------------- ----------------

Balance at December 31, 1999          $    10    $      125,997 $          (14,749)  $      24,757 $       136,015

Comprehensive loss:
   Net loss                                 -                 -                   -          (790)           (790)

   Change in net unrealized loss on
      investments available-for-sale        -                 -            (72,997)              -        (72,997)
                                    ------------ -------------- ------------------- -------------- ----------------
Total comprehensive loss                    -                 -            (72,997)          (790)        (73,787)

Capital contribution                        -            28,789                   -              -          28,789
                                    ------------ -------------- ------------------- -------------- ----------------

Balance at June 30, 2000              $    10    $      154,786 $          (87,746)  $      23,967 $        91,017
                                    ============ ============== =================== ============== ================

See notes to unaudited financial statements.


MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                        2000                    1999
                                                                 -------------------     -------------------

Operating activities:
  Net (loss) income                                              $   (790)               $   39,111
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
    Loss on termination of interest rate caps                        2,440                   -
    Gain on sale of investments                                      -                       (397)
    Provision for losses                                             10,780                  4,566
    Extraordinary gain - extinguishment of debt                      -                     (27,842)
    Amortization, net                                                5,304                   9,930
    Other                                                            26                      (230)
                                                                 -------------------     -------------------
      Net cash provided by operating activities                      17,760                  25,138
                                                                 -------------------     -------------------

Investing activities:
  Collateral for collateralized bonds:
    Purchase of loans subsequently securitized                       -                       (322,429)
    Principal payments on collateral                                 245,245                 710,172
    Proceeds from sale of collateralized bonds                       -                       5,250
    Net decrease in accrued interest receivable and
      funds held by trustee                                          1,090                   1,814
                                                                 -------------------
                                                                                         -------------------
      Net cash provided by investing activities                      246,335                 394,807
                                                                 -------------------     -------------------

Financing activities:
  Collateralized bonds:
    Proceeds from issuance of collateralized bonds                            657            309,424
    Principal payments on collateralized bonds                           (251,086)           (704,921)
    Decrease in accrued interest payable                                     (111)           (2,370)
   (Decrease) increase in due to affiliates                               (42,344)           46,663
 Capital contributions (distributions)                                     28,789            (68,741)
                                                                 -------------------     -------------------
      Net cash used for financing activities                             (264,095)           (419,945)
                                                                 -------------------     -------------------

Cash at beginning of period                                                    10            10
                                                                    ----------------        ----------------
                                                                 ----                    ----

Cash at end of period                                            $             10        $   10
                                                                 ===================     ===================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $         89,168        $         89,855
                                                                 ===================     ===================

  Collateral for collateralized bonds subsequently securitized   $              -        $   1,121,584
                                                                 ===================     ===================

See notes to unaudited financial statements.


MERIT SECURITIES CORPORATION
Notes to Unaudited Financial Statements
June 30, 2000
(amounts in thousands except share data)

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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at June 30, 2000, the Statements of Operations for the three and six months ended June 30, 2000 and 1999, the Statement of Shareholder's Equity for the six months ended June 30, 2000, the Statements of Cash Flows for the six months ended June 30, 2000 and 1999, and the related notes to financial statements are unaudited. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1999.

     Certain amounts for 1999 have been reclassified to conform to the presentation for 2000.

NOTE 2--COLLATERAL FOR COLLATERALIZED BONDS

     Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at June 30, 2000 and December 31, 1999, and the related average effective interest rates (calculated for the month ended June 30, 2000 and December 31, 1999, and excluding unrealized gains and losses):

-------------------------------------------------------------------------------------------------------------------
                                                     June 30, 2000                      December 31, 1999
-------------------------------------------------------------------------------------------------------------------
                                                                 Effective                           Effective
                                              Fair Value       Interest Rate       Fair Value      Interest Rate
-------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
   Amortized cost                        $      2,604,453           7.9%       $      2,865,903         7.5%
   Allowance for losses                           (12,741)                              (11,830)
-------------------------------------------------------------------------------------------------------------------
      Amortized cost, net                       2,591,712                             2,854,073
   Gross unrealized gains                          16,282                                17,124
   Gross unrealized losses                       (104,028)                              (31,873)
-------------------------------------------------------------------------------------------------------------------
                                         $      2,503,966                      $      2,839,324
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

     The Company did not securitize any collateral during the six months ended June 30, 2000.


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

                                                FINANCIAL CONDITION

------------------------------------------------------------- --- --------------
                                              June 30,              December 31,
(amounts in thousands except per share data)    2000                    1999
------------------------------------------------------------- --- --------------

Collateral for collateralized bonds         $  2,503,996           $   2,839,324
Non-recourse debt - collateralized bonds       2,412,959               2,661,069
Shareholder's equity                              91,017                 136,015

Collateralized bond series outstanding                 4                       4

------------------------------------------------------------- --- --------------

     Collateral for collateralized bonds As of both June 30, 2000 and December 31, 1999, the Company had 4 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.5 billion at June 30, 2000 compared to $2.8 billion at December 31, 1999. This decrease of $0.3 billion is primarily the result of $245.2 million in paydowns on the collateral.

     Non-recourse debt - collateralized bonds Collateralized bonds decreased to $2.4 billion at June 30, 2000 from $2.7 billion at December 31, 1999 as a result of $251.1 million in paydowns during the six months ended June 30, 2000.

     Shareholder's Equity Shareholder's equity decreased to $91.0 million at June 30, 2000 from $136.0 million at December 31, 1999. This decrease was primarily the result of a $73.0 million increase in the net unrealized loss on investments available-for-sale from a $14.7 million net unrealized loss on investments available-for-sale at December 31, 1999 to a $87.7 million net unrealized loss on investments available-for-sale at June 30, 2000. This decrease was partially offset by a $28.8 million capital contribution from IHC during the six months ended June 30, 2000

                                               RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                      Six Months Ended
                                                              June 30,                               June 30,
                                                 -----------------------------------    -----------------------------------
                                                                                        -----------------------------------
(amounts in thousands)                                2000               1999                2000               1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                    ---------------------------------------

Interest income                                    $     51,087       $     51,961        $    104,759       $    104,276
Interest expense on collateralized bonds                 44,791             40,546              90,960             87,580
Provision for losses                                      5,795              2,604              10,780              4,566
Net interest margin                                          77              8,394               2,215             11,207
Loss on termination of interest rate caps                (2,440)                 -              (2,440)                 -
Gain on sale of investments                                   -                  -                   -                397
Extraordinary gain - extinguishment of debt                   -                  -                   -             27,842
Net (loss) income                                        (2,457)             8,227                (790)            39,111

---------------------------------------------------------------------------------------------------------------------------

     Interest income on the collateral for collateralized bonds increased slightly to $104.8 million for the six months ended June 30, 2000 from $104.3 million for the same period in 1999. This increase was primarily a result of lower premium amortization caused by lower prepayments during the six months ended June 30, 2000 than during the same period in 1999, which was partially offset by a decline in average collateral for collateralized bonds. Interest income on the collateral for collateralized bonds decreased slightly to $51.1 million for the three months ended June 30, 2000 from $52.0 million for the same period in 1999. This decrease was primarily related to the decline in average collateral for collateralized bonds, which was offset partially by lower premium amortization caused by lower prepayments during the three months ended June 30, 2000 than during the same period in 1999.

     Interest expense on collateralized bonds increased to $91.0 million for the six months ended June 30, 2000 from $87.6 million for the six months ended June 30, 2000. Interest expense on collateralized bonds increased to $44.8 million for the three months ended June 30, 1999 from $40.5 million for the same period in 1999. These increases were primarily due to the increase in one-month London InterBank Offered Rate during the first half of 2000, which was partially offset by the decline in average collateralized bonds due to prepayments on the related collateral for collateralized bonds.

     Provision for losses increased to $5.8 million and $10.8 million for the three and six months ended June 30, 2000, respectively, from $2.6 million and $4.6 million for the three and six months ended June 30, 1999, respectively. These increases were primarily a result of increasing the reserve for probable losses on various loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk.

     Net interest margin for the three and six months ended June 30, 2000 decreased to $0.1 million and $2.2 million, respectively, from $8.4 million and $11.2 million for the three and six months ended June 30, 1999, respectively. These decreases were primarily the result of additional provisions for losses, partially offset by lower premium amortization caused by lower prepayments during the three and six months ended June 30, 2000 than during the same period in 1999.

     Loss on termination of interest rate caps of $2.4 million during the six months ended June 30, 2000 is the result of the liquidation of the Company's interest rate cap agreements, which had a notional balance of $351 million, in order to enhance Dynex's liquidity position.

     Gain on sale of investments of $0.4 million during the six months ended June 30, 1999 is the result of the recognition of the remaining gain on the sale of the Merit 11B A-1 class, which had a principal balance of $4.9 million.

     The Company also incurred an extraordinary gain of $27.8 million related to the recognition of unamortized premiums net of unamortized issuance costs on six series of collateralized bonds, which were collapsed during the six months ended June 30, 1999. The collateral securing these collateralized bonds was re-securitized in the Company's $1.4 billion securitization in March 1999.

     Credit Exposures With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized securities relative to the yield on the collateralized bonds. At June 30, 2000, the Company retained $188.1 million in aggregate principal amount of overcollateralization compared to $187.1 million at December 31, 1999. The Company had reserves, or otherwise had provided coverage through third-party reimbursement guarantees on $51.2 million and $49.3 million of this potential credit loss exposure at June 30, 2000 and December 31, 1999, respectively. At June 30, 2000 and December 31, 1999, $29.5 million and $30.3 million, respectively, of this reserve amount is in the form of a loss reimbursement guarantee from a third-party rated A by Standards & Poors Ratings Services, Inc.

     Other Matters At June 30, 2000, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company does not anticipate issuing additional Bonds in the near future.


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

     The following table summarizes the Company's net interest margin sensitivity analysis as of June 30, 2000. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of June 30, 2000. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate ranging from 5.5% to 70.1% based on the projected incentive to refinance for each loan type in any given period. While Dynex's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

            ---------------------- ----------------------
                 Basis Point          % Change in Net
             Increase (Decrease)   Interest Margin from
              in Interest Rates          Base Case
            ---------------------- ----------------------

                    +200                   (10.93)%
                    +100                    (5.42)%
                    Base                        -
                    -100                     5.41%
                    -200                    11.30%
            ---------------------- ------------------ ---

     Approximately $1.4 billion of the Company's collateral for collateralized bonds as of June 30, 2000 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% and 27% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

     As part of its asset/liability management process, the Company may enter into interest rate cap and swap agreements. These interest rate agreements are used by the Company to help mitigate the risk related to the collateral for collateralized bonds for fluctuations in interest rates that would ultimately impact net interest income. To help protect the Company's net interest income in a rising interest rate environment, the Company had purchased interest rate caps with a notional amount of $351 million, which help reduce the Company's exposure to interest rate risk rising above the lifetime interest rate caps on ARM loans underlying the collateral for collateralized bonds. These interest rate caps provide the Company with additional cash flow should the related index increase above the contracted rates. The contracted rates on these interest rate caps are based on one-month LIBOR, six-month LIBOR or one-year CMT. The Company liquidated the interest rate caps during the second quarter of 2000 in order to generate liquidity for Dynex.

     The remaining portion of the Company's collateral for collateralized bonds as of June 30, 2000, approximately $1.1 billion, is comprised of loans that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has generally limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates, not the level of short-term interest rates.



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

                              MERIT SECURITIES CORPORATION


                              By:  /s/ Thomas H. Potts
                                   Thomas H. Potts
                                   President
                                   (Principal Executive Officer)





                                   /s/ Stephen J. Benedetti
                                   Stephen J. Benedetti
                                   Treasurer
                                   (Principal Financial & Accounting Officer)




Dated:  August 14, 2000