Form 10-Q
period 2000-09-30
MERIT SECURITIES CORP
filed 2000-11-14
CIK 929426

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                For the quarter ended September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     As of October 31, 2000, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

     The registrant  meets the  conditions  set forth in General  Instructions H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.



                      MERIT SECURITIES CORPORATION
                                FORM 10-Q
                                  INDEX


                                                                     Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
              Balance Sheets at September 30, 2000 and
              December 31, 1999                                               3

              Statements of Operations for the three and nine months
              ended September 30, 2000 and 1999                               4

              Statement of Shareholder's Equity for the nine months
              ended September 30, 2000                                        5

              Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999                                     6

              Notes to Unaudited Financial Statements                         7

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    15


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)

                                                                       September 30,         December 31,
                                                                          2000                   1999
                                                                    ------------------     ------------------
ASSETS:
   Collateral for collateralized bonds                               $    2,365,239         $    2,839,324
   Prepaid shelf registration fees                                                -                     94
   Cash                                                                          10                     10
                                                                    -----------------      -----------------
                                                                     $    2,365,249         $    2,839,428
                                                                    =================      =================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds                          $    2,279,317         $    2,661,069
   Due to affiliates, net                                                         -                 42,344
                                                                    -----------------      -----------------
                                                                          2,279,317              2,703,413
                                                                    -----------------      -----------------

SHAREHOLDER'S EQUITY:
   Common stock, no par value,
       10,000 shares authorized, 1,000 shares issued and                         10                     10
outstanding
   Additional paid-in capital                                               151,262                125,997
   Accumulated other comprehensive loss                                     (89,697)               (14,749)
   Retained earnings                                                         24,357                 24,757
                                                                                              --------------
                                                                    -----------------      ---
                                                                             85,932                136,015
                                                                    -----------------      -----------------
                                                                     $    2,365,249         $    2,839,428
                                                                    =================      =================

See notes to unaudited financial statements.





MERIT SECURITIES CORPORATION
Statements of Operations
(amounts in thousands except share data)

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                  September 30,
                                                  ----------------------------   ----------------------------
                                                                                 ----------------------------
                                                     2000            1999            2000           1999
                                                  ------------   -------------   -------------   ------------

Interest income:
    Collateral for collateralized bonds          $   49,254     $    51,225      $   154,013     $  155,501
                                                 -------------  --------------  --------------  -------------
                                                                                --------------  -------------

Interest and related expense:
    Interest expense on collateralized bonds         43,419          42,232          134,379        129,812
    Other collateralized bond expense                   413             590            1,217          1,513
                                                                                --------------  -------------
                                                 -------------  --------------  --------------  -------------
                                                     43,832          42,822          135,596        131,325
                                                 -------------  --------------  --------------  -------------
                                                                                --------------  -------------

Net interest margin before provision for losses       5,422           8,403           18,417         24,176
Provision for losses                                 (5,032)         (3,138)        (15,812)         (7,704)
                                                                                --------------  -------------
                                                 -------------  --------------  --------------  -------------
Net interest margin                                     390           5,265            2,605         16,472

Loss on termination of interest rate caps                 -               -          (2,440)              -
Gain on sale of investments                               -               -                -            397
Other expense                                             -               -             (94)              -
Interest on due to affiliates, net                        -            (631)           (471)           (966)
                                                                                --------------  -------------
                                                 -------------  --------------  --------------  -------------
Income (loss) before extraordinary item                 390           4,634            (400)         15,903
Extraordinary gain - extinguishment of debt               -               -               -          27,842
                                                 -------------  --------------  --------------  -------------
                                                                                --------------  -------------
Net income (loss)                                $      390           4,634      $     (400)     $   43,745

See notes to unaudited financial statements.


MERIT SECURITIES CORPORATION
Statement of Shareholder's Equity
(amounts in thousands except share data)


                                                                Accumulated other
                                                   Additional   comprehensive loss
                                    Common stock     paid-in                           Retained
                                                     capital                           earnings          Total
                                    ------------- --------------------------------- --------------- ----------------

Balance at December 31, 1999          $    10    $      125,997 $          (14,749)  $      24,757 $       136,015

Comprehensive loss:
   Net loss                                 -                 -                   -          (400)           (400)

   Change in net unrealized loss on
      investments available-for-sale        -                 -            (74,948)              -        (74,948)
                                    ------------ -------------- ------------------- -------------- ----------------
Total comprehensive loss                    -                 -            (74,948)          (400)        (75,348)

Capital contribution                        -            25,265                   -              -          25,265
                                    ------------ -------------- ------------------- -------------- ----------------

Balance at September 30, 2000         $    10    $      151,262 $          (89,697)  $      24,357 $        85,932
                                    ============ ============== =================== ============== ================

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
(amounts in thousands)
                                                                              Nine Months Ended
                                                                                September 30,
                                                                        2000                     1999
                                                                 -------------------      -------------------

Operating activities:
  Net (loss) income                                              $   (400)                 $   43,745
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
    Loss on termination of interest rate caps                        2,440                     -
    Gain on sale of investments                                      -                         (397)
    Provision for losses                                             15,812                    7,704
    Extraordinary gain - extinguishment of debt                      -                              (27,842)
    Amortization, net                                                7,729                     13,616
    Other                                                                     (26)             (130)
                                                                 -------------------      -------------------
      Net cash provided by operating activities                            25,555              36,696
                                                                 -------------------      -------------------

Investing activities:
  Collateral for collateralized bonds:
    Purchase of loans subsequently securitized                       -                         (628,584)
    Principal payments on collateral                                 375,313                   939,933
    Proceeds from sale of collateralized bonds                       -                         5,250
    Net decrease in accrued interest receivable and
    funds held by trustee                                            1,614                     1,473
                                                                 -------------------
                                                                                          -------------------
      Net cash provided by investing activities                      376,927                   318,072
                                                                 -------------------      -------------------

Financing activities:
  Collateralized bonds:
   Proceeds from issuance of collateralized bonds                             657              589,904
   Principal payments on collateralized bonds                            (385,822)             (935,070)
   (Decrease) increase in accrued interest payable                           (238)             20
   (Decrease) increase in due to affiliates                               (42,344)             47,293
 Capital contributions (distributions)                                     25,265              (56,915)
                                                                 -------------------      -------------------
      Net cash used for financing activities                             (402,482)             (354,768)
                                                                 -------------------      -------------------

Cash at beginning of period                                                    10              10
                                                                    ----------------          ---------------
                                                                 ----                     -----

Cash at end of period                                            $             10          $   10
                                                                 ===================      ===================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $        131,788          $        129,067
                                                                 ===================      ===================

  Collateral for collateralized bonds subsequently securitized   $              -          $   1,221,456
                                                                 ===================      ===================

See notes to unaudited financial statements.


MERIT SECURITIES CORPORATION
Notes to Unaudited Financial Statements
September 30, 2000
(amounts in thousands except share data)

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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at September 30, 2000, the Statements of Operations for the three and nine months ended September 30, 2000 and 1999, the Statement of Shareholder's Equity for the nine months ended September 30, 2000, the Statements of Cash Flows for the nine months ended September 30, 2000 and 1999, and the related notes to financial statements are unaudited. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1999.

     Certain amounts for 1999 have been reclassified to conform to the presentation for 2000.

NOTE 2--COLLATERAL FOR COLLATERALIZED BONDS

     Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at September 30, 2000 and December 31, 1999, and the related average effective interest rates (calculated for the month ended September 30, 2000 and December 31, 1999, and excluding unrealized gains and losses):

-------------------------------------------------------------------------------------------------------------------
                                                    September 30, 2000                  December 31, 1999
-------------------------------------------------------------------------------------------------------------------
                                                                  Effective                          Effective
                                              Fair Value        Interest Rate      Fair Value      Interest Rate
-------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
   Amortized cost                         $      2,466,025          7.8%       $      2,865,903         7.5%
   Allowance for losses                            (11,089)                             (11,830)
-------------------------------------------------------------------------------------------------------------------
      Amortized cost, net                        2,454,936                            2,854,073
   Gross unrealized gains                           15,788                               17,124
   Gross unrealized losses                        (105,485)                             (31,873)
-------------------------------------------------------------------------------------------------------------------
                                          $      2,365,239                     $      2,839,324
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

     The Company did not securitize any collateral during the nine months ended September 30, 2000.

NOTE 3 - USE OF ESTIMATES

     The Company uses estimates in establishing the fair value for its collateral for collateralized bonds. Estimates of fair value for collateral for collateralized bonds are determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rates and credit loss assumptions established by management. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at September 30, 2000. Prepayment rate assumptions at September 30, 2000 were generally at a "constant prepayment rate" or CPR of 28% for securities secured by single family mortgage loan collateral, and a CPR equivalent of 7% for securities secured by manufactured housing loan collateral. The loss assumptions utilized vary for each series of collateral of collateralized bonds, depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the security can be called and retired, which is typically triggered when the remaining security balance equals 35% of the original balance.

     Variations in market discount rates, prepayment rates and credit loss assumptions may materially impact the resulting fair values of the Company's collateral for collateralized bonds. Since the fair value of the Company's collateral for collateralized bonds is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the financial statements.

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

                                               FINANCIAL CONDITION

---------------------------------------------- ------------------ --------------
                                                 September 30,     December 31,
(amounts in thousands except per share data)         2000              1999
---------------------------------------------- ------------------ --------------

Collateral for collateralized bonds             $   2,365,239     $   2,839,324
Non-recourse debt - collateralized bonds            2,279,317         2,661,069
Shareholder's equity                                   85,932           136,015

Collateralized bond series outstanding                      4                 4

---------------------------------------------- ------------------ --------------

     Collateral for collateralized bonds As of both September 30, 2000 and December 31, 1999, the Company had 4 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.4 billion at September 30, 2000 compared to $2.8 billion at December 31, 1999. This decrease of $0.4 billion is primarily the result of $375.3 million in paydowns on the collateral.

     Non-recourse debt - collateralized bonds Collateralized bonds decreased to $2.3 billion at September 30, 2000 from $2.7 billion at December 31, 1999 as a result of $385.8 million in paydowns during the nine months ended September 30, 2000.

     Shareholder's Equity Shareholder's equity decreased to $85.9 million at September 30, 2000 from $136.0 million at December 31, 1999. This decrease was primarily the result of a $75.0 million increase in the net unrealized loss on investments available-for-sale from a $14.7 million net unrealized loss on investments available-for-sale at December 31, 1999 to a $89.7 million net unrealized loss on investments available-for-sale at September 30, 2000. This decrease was partially offset by a $25.3 million capital contribution from IHC during the nine months ended September 30, 2000.

                                                   RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                     Nine Months Ended
                                                           September 30,                          September 30,
                                                 -----------------------------------    -----------------------------------
                                                                                        -----------------------------------
(amounts in thousands)                                2000               1999                2000               1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                    ---------------------------------------

Interest income                                    $     49,254       $     51,225        $    154,013       $    155,501
Interest expense on collateralized bonds                 43,419             42,232             134,379            129,812
Provision for losses                                      5,032              3,138              15,812              7,704
Net interest margin                                         390              5,265               2,605             16,472
Loss on termination of interest rate caps                     -                  -              (2,440)                 -
Gain on sale of investments                                   -                  -                   -                397
Extraordinary gain - extinguishment of debt                   -                  -                   -             27,842
Net income (loss)                                           390              4,634                (400)            43,745

--------------------------------------------------------------------------------

     Interest income on the collateral for collateralized bonds decreased slightly to $49.3 million and $154.0 million for the three and nine months ended September 30, 2000, respectively, from $51.2 million and $155.5 million for the same periods in 1999. These decreases were primarily related to the decline in average collateral for collateralized bonds, which was offset partially by lower premium amortization caused by lower prepayments during the three and nine months ended September 30, 2000 than during the same periods in 1999.

     Interest expense on collateralized bonds increased to $134.4 million for the nine months ended September 30, 2000 from $129.8 million for the nine months ended September 30, 1999. Interest expense on collateralized bonds increased to $43.4 million for the three months ended September 30, 2000 from $42.2 million for the same period in 1999. These increases were primarily due to the increase in one-month London InterBank Offered Rate during the first half of 2000, which was partially offset by the decline in average collateralized bonds due to prepayments on the related collateral for collateralized bonds.

     Provision for losses increased to $5.0 million and $15.8 million for the three and nine months ended September 30, 2000, respectively, from $3.1 million and $7.7 million for the three and nine months ended September 30, 1999, respectively. These increases were primarily a result of increasing the reserve for probable losses on various loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk.

     Net interest margin for the three and nine months ended September 30, 2000 decreased to $0.4 million and $2.6 million, respectively, from $5.3 million and $16.5 million for the three and nine months ended September 30, 1999, respectively. These decreases were primarily the result of additional provisions for losses and an increase in interest expense, partially offset by lower premium amortization caused by lower prepayments during the three and nine months ended September 30, 2000 than during the same periods in 1999.

     Loss on termination of interest rate caps of $2.4 million during the nine months ended September 30, 2000 is the result of the liquidation of the Company's interest rate cap agreements, which had a notional balance of $351 million, in order to enhance Dynex's liquidity position.

     Gain on sale of investments of $0.4 million during the nine months ended September 30, 1999 is the result of the recognition of the remaining gain on the sale of the Merit 11B A-1 class, which had a principal balance of $4.9 million.

     The Company also incurred an extraordinary gain of $27.8 million related to the recognition of unamortized premiums net of unamortized issuance costs on six series of collateralized bonds, which were collapsed during the nine months ended September 30, 1999. The collateral securing these collateralized bonds was re-securitized in the Company's $1.4 billion securitization in March 1999.

     Credit Exposures With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the principal amount outstanding, less any proceeds from mortgage or hazard insurance, less the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized securities relative to the yield on the collateralized bonds. At September 30, 2000, the Company retained $186.6 million in aggregate principal amount of overcollateralization compared to $187.1 million at December 31, 1999. The Company had reserves, or otherwise had provided coverage through third-party reimbursement guarantees on $57.1 million and $56.9 million of this potential credit loss exposure at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000 and December 31, 1999, $29.6 million and $30.3 million, respectively, of this reserve amount is in the form of a loss reimbursement guarantee from a third-party rated A by Standards & Poors Ratings Services, Inc.

     Other Matters At September 30, 2000, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company does not anticipate issuing additional Bonds in the near future.


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

     The  following   table   summarizes  the  Company's  net  interest   margin
sensitivity analysis as of September 30, 2000. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of September 30, 2000. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate ranging from 5.5% to 70.1% based on the projected incentive to refinance for each loan type in any given period. While Dynex's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and may do so in the future.

          ------------------------ ----------------------
                Basis Point           % Change in Net
          Increase (Decrease) in   Interest Margin from
              Interest Rates             Base Case
          ------------------------ ----------------------

                   +200                     (6.02)%
                   +100                     (3.02)%
                   Base                    -
                   -100                      3.02%
                   -200                      6.03%
          ------------------------ ------------------ ---

     Approximately $1.3 billion of the Company's collateral for collateralized bonds as of September 30, 2000 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% and 27% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

     The remaining portion of the Company's collateral for collateralized bonds as of September 30, 2000, approximately $1.1 billion, is comprised of loans that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has generally limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates, not the level of short-term interest rates.



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

     4.4 Copy of the Series 4 Indenture Supplement, dated as of June 1, 1995, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (including schedules and exhibits) (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 10, 1995).

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



Dated:  November 14, 2000