Form 10-K
period 2000-12-31
MERIT SECURITIES CORP
filed 2001-04-16
CIK 929426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                                      Washington, D. C. 20549

                                    FORM 10-K
(mark one)
     [X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934
              For the fiscal year ended December 31, 2000

     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

                          Commission File No. 33-83524

                          MERIT SECURITIES CORPORATION
            (Exact name of registrant as specified in its charter)

         Virginia                                             54-1736551
(State or other jurisdiction                               (I.R.S. Employer
 of incorporation                                         Identification No.)

   4551 Cox Road, Suite 300, Glen Allen, Virginia                23060
   (Address or principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code (804) 217-5800

      Securities registered pursuant to Section 12(b) of the Act: NONE

      Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No_XX_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of the latest practicable date, March 30, 2001: NONE

As of March 30, 2001, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.

                          MERIT SECURITIES CORPORATION
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                        Page
                                                                       Number
PART I.

         Item 1.  Business                                                    3
         Item 2.  Properties                                                  3
         Item 3.  Legal Proceedings                                           3
         Item 4.  Submission of Matters to a Vote of Security Holders         3

PART II.

         Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters                                         3
         Item 6.  Selected Financial Data                                     3
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         4
         Item 7A. Quantitative and Qualitative Disclosures about
                  Market Risk                                                 6
         Item 8.  Financial Statements and Supplementary Data                 8
         Item 9.  Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        20
PART III.

         Item 10.   Directors and Executive Officers of the Registrant       20
         Item 11.   Executive Compensation                                   20
         Item 12.   Security Ownership of Certain Beneficial Owners
                    and Management                                           20
         Item 13.   Certain Relationships and Related Transactions           20

PART IV.

         Item 14.   Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K                                              20

SIGNATURES                                                                   23

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

After payment of the expenses of an offering and certain administrative expenses, the net proceeds from an offering of Bonds have been used to purchase Collateral from IHC or various third parties. IHC has used the proceeds to reduce indebtedness incurred to obtain such loans or to acquire additional Collateral. After the issuance of a series of Bonds, the Company may sell the Collateral securing that series of Bonds, subject to the lien of the Bonds.

From the date of its inception to December 31, 2000, the Company has issued fourteen (14) series of Bonds totaling approximately $9.1 billion aggregate principal amount. To date, ten of these series have been called and collapsed into subsequent issuances. As of December 31, 2000, the Company had four (4) series of Bonds outstanding totaling approximately $2.1 billion, compared to four (4) series at December 31, 1999 totaling $2.7 billion.

At December 31, 2000, the Company had securities of approximately $308.6 million remaining for issuance under a shelf registration statement filed with the Securities and Exchange Commission. The Company does not anticipate issuing additional Bonds in the near future.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

--------------------------------------------------------------- ----------------------------------------------
                                                                                December 31,
                                                                ----------------------------------------------
(amounts in thousands except series outstanding)                      2000                         1999
--------------------------------------------------------------- ----------------- ----------- ----------------

Collateral for collateralized bonds                             $   2,208,015                   $2,839,324
Non-recourse debt - collateralized bonds                            2,143,028                     2,661,069
Shareholder's equity                                                   64,997                       136,015

Collateralized bond series outstanding                                      4                             4

--------------------------------------------------------------- ----------------- ----------- ----------------

Collateral for collateralized bonds
As of both December 31, 2000 and 1999, the Company had four series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.2 billion at December 31, 2000 compared to $2.8 billion at December 31, 1999. This decrease of $0.6 billion is primarily the result of $506.5 million in paydowns on the collateral during 2000.

Non-recourse debt - collateralized bonds
Collateralized bonds decreased to $2.1 billion at December 31, 2000 from $2.7 billion at December 31, 1999 as a result of $523.2 million in paydowns during 2000. The collateralized bonds were collateralized by securities primarily secured by single family mortgage loans and consumer installment loans.

Shareholder's Equity
Shareholder's equity decreased to $65.0 million at December 31, 2000, from $136.0 million at December 31, 1999. This decrease was a combined result of a
$79.6 million increase in the net unrealized loss on investments available-for-sale from $14.7 million at December 31, 1999 to $94.3 million at December 31, 2000, and a net loss of $12.7 million during 2000. These decreases were partially offset by a $21.2 million capital contribution from IHC during 2000.

                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                                         For the Year Ended December 31,
                                                               -----------------------------------------------------
(amounts in thousands)                                               2000              1999             1998
--------------------------------------------------------------------------------------------------------------------

Interest income                                                $      201,317      $    209,090     $    253,352
Interest expense on collateralized bonds                              175,306           173,939          247,380
Provision for losses                                                   34,108            13,555            6,236
Net interest margin                                                    (9,709)           19,601           (3,643)
Loss on termination of interest rate caps                              (2,440)                -                -
Gain on sale of securities                                                  -               397            7,500
Extraordinary gain (loss) - extinguishment of debt                          -            26,815             (571)
Net (loss) income                                                     (12,714)           45,187            1,272

--------------------------------------------------------------------------------------------------------------------

Interest income on the collateral for collateralized bonds decreased to $201.3 million in 2000 from $209.1 million in 1999. This decrease was primarily a result of the continued impact of prepayments on interest income, as average collateral for collateralized bonds declined from $2.9 billion to $2.6 billion for the years ended December 31, 1999 and 2000, respectively. This decrease was partially offset by lower premium amortization caused by lower prepayments during the year ended December 31, 2000 than during the same period in 1999. Interest income on the collateral for collateralized bonds decreased to $209.1 million in 1999 from $253.4 million in 1998. This decrease was primarily a result of the decline in the average collateral for collateralized bonds which decreased from $3.6 billion to $2.9 billion for the years ended December 31, 1998 and 1999, respectively.

Interest expense on collateralized bonds increased to $175.3 million in 2000 from $173.9 million in 1999, primarily due to the increase in one-month London InterBank Offered Rate ("LIBOR") during the first half of 2000, which was partially offset by the decline in average collateralized bonds due to prepayments on the related collateral for collateralized bonds. Interest expense on collateralized bonds decreased from $247.4 million in 1998 to $173.9 million in 1999 as a combined result of a decrease in the average one-month LIBOR rate and a decrease in the average collateralized bonds during 1999.

Provision for losses increased to $34.1 million in 2000 from $13.6 million in 1999 as a result of an overall increase in credit risk retained from securities issued by the Company (principally for securities issued in the latter portion of 1999), and a charge of $13.3 million in the fourth quarter of 2000 due to the underperformance of the Company's securitized manufactured housing loan portfolio. The Company has seen the loss severity on manufactured housing loans increase dramatically since the end of the third quarter of 2000 as a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. In addition, the Company has seen some increase in overall default rates on its manufactured housing loans. The Company anticipates that market conditions for manufactured housing loans will remain unfavorable through 2001. Provision for losses increased to $13.6 million in 1999 from $6.2 million in 1998 primarily due to the addition of three series of collateralized bonds during 1999.

Net interest margin in 2000 decreased to a negative $9.7 million from a positive $19.6 million in 1999. This decrease was primarily the result of additional provision for losses and an increase in interest expense, partially offset by lower premium amortization caused by lower prepayments during 2000 than during 1999. Net interest margin increased in 1999 to $19.6 million from a negative $3.6 million in 1998. This increase was primarily the result of lower premium amortization caused by lower prepayments during 1999 than during 1998.

Loss on termination of interest rate caps of $2.4 million during 2000 is the result of the liquidation of the Company's interest rate cap agreements, which had a notional balance of $351 million.

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

Credit Exposures
With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At December 31, 2000, the Company retained $184.7 million in aggregate principal amount of overcollateralization compared to $187.1 million at December 31, 1999. The Company had reserves, or otherwise had provided coverage on $79.1 million and $49.3 million of this potential credit loss exposure at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, $30.3 million of these reserve amounts are in the form of a loss reimbursement guarantee from an A rated third-party. During 2000, the Company provided for additional reserves of $34.1 million and incurred credit losses of $25.7 million.

The Company and Dynex are currently engaged in a dispute with the counterparty to the loss reimbursement guarantees, which aggregated $30.3 million at December 31, 2000. Such guarantees are payable when cumulative loss trigger levels are reached on certain of the Company's single-family mortgage loan securitizations. Currently, these trigger levels have been reached on four of the Company's securities, and the Company has made claims under the reimbursement guarantees in amounts approximating $1.2 million. The counterparty has denied payment on these claims, citing various deficiencies in loan underwriting which would render these loans and corresponding claims ineligible under the reimbursement agreements. The Company disputes this classification and is pursuing this matter through court-ordered arbitration.

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

     As the Company's parent, Dynex continuously monitors the aggregate cash flow, projected net yield and market value of the collateral for collateralized bonds under various interest rate and prepayment assumptions. Dynex utilizes a monthly static cash flow and yield projection under interest rate scenarios detailed below. While Dynex may use this tool, there can be no assurance Dynex will accomplish the goal of adequately managing the risk profile of the Company's investment portfolio.

     Dynex measures the sensitivity of the Company's net interest income to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. Dynex estimates the Company's interest income for the next twelve months assuming no changes in interest rates from those at period end. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to net interest income.

The following table summarizes the Company's net interest margin sensitivity analysis as of December 31, 2000. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of December 31, 2000. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

          ------------------------ ---------------------
                Basis Point          % Change in Net
          Increase (Decrease) in     Interest Margin
              Interest Rates          from Base Case
          ------------------------ ---------------------

                   +200                  (9.7)%
                   +100                  (4.8)%
                   Base                     -
                   -100                   4.8%
                   -200                   9.7%
          ------------------------ --------------------

     Approximately $1.2 billion of the Company's collateral for collateralized bonds as of December 31, 2000 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% and 26% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

     Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its collateralized bonds will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the collateral for collateralized bonds relative to the rate resets on the collateralized bonds and (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap and cap agreements, to the extent the Company has entered into such agreements.

     As part of its asset/liability management process, the Company may enter into interest rate cap and swap agreements. These interest rate agreements are used by the Company to help mitigate the risk related to the collateral for collateralized bonds for fluctuations in interest rates that would ultimately impact net interest income. To help protect the Company's net interest income in a rising interest rate environment, the Company had purchased interest rate caps with a notional amount of $351 million, which helped reduce the Company's exposure to interest rate risk rising above the lifetime interest rate caps on ARM loans underlying the collateral for collateralized bonds. These interest rate caps provide the Company with additional cash flow should the related index increase above the contracted rates. The contracted rates on these interest rate caps were based on one-month LIBOR, six-month LIBOR or one-year CMT. The Company liquidated the interest rate caps during the second quarter of 2000.

     The remaining portion of the Company's collateral for collateralized bonds as of December 31, 2000, approximately $1.1 billion, is comprised of loans that have coupon rates that are fixed. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates, not the level of short-term interest rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED FINANCIAL STATEMENTS

MERIT SECURITIES CORPORATION

Independent Auditors' Report for the years ended December 31, 2000, 1999 and 1998........................9
Balance Sheets - December 31, 2000 and 1999.............................................................10
Statements of Operations - For the years ended December 31, 2000, 1999 and 1998.........................11
Statements of Shareholder's Equity - For the years ended December 31, 2000, 1999 and 1998...............12
Statements of Cash Flows - For the years ended December 31, 2000, 1999 and 1998.........................13
Notes to Financial Statements - For the years ended December 31, 2000, 1999 and 1998....................14

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Merit Securities Corporation

We have audited the accompanying balance sheets of Merit Securities Corporation, a wholly-owned subsidiary of Issuer Holding Corporation, Inc., as of December 31, 2000 and 1999 and the related statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Merit Securities Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP



Richmond, Virginia
March 30, 2001

MERIT SECURITIES CORPORATION
Balance Sheets
December 31, 2000 and 1999
(amounts in thousands except share data)

                                                                              2000                      1999
                                                                        -----------------         ------------------
Assets:
   Collateral for collateralized bonds                                  $      2,208,015            $   2,839,324
   Prepaid shelf registration fees                                                    -                        94
   Cash                                                                              10                        10
                                                                        -----------------         ------------------
                                                                        $     2,208,025             $   2,839,428
                                                                        =================         ==================

Liabilities and Shareholder's Equity

Liabilities:
   Non-recourse debt - collateralized bonds                             $     2,143,028             $   2,661,069
   Due to affiliates, net                                                             -                    42,344
                                                                        -----------------         ------------------
                                                                              2,143,028                 2,703,413
                                                                        -----------------         ------------------

Shareholder's Equity:
   Common stock, no par value
     10,000 shares authorized, 1,000 issued and outstanding                          10                        10
   Additional paid-in capital                                                   147,240                   125,997
   Accumulated other comprehensive loss                                         (94,296)                  (14,749)
   Retained earnings                                                             12,043                    24,757
                                                                        -----------------
                                                                                                  ------------------
                                                                                 64,997                   136,015
                                                                        -----------------         ------------------
                                                                        $      2,208,025            $   2,839,428
                                                                        =================         ==================

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
For the years ended December 31, 2000, 1999 and 1998
(amounts in thousands)


                                                             2000             1999              1998
                                                     ------------------------------------------------------
  Interest income:
    Collateral for collateralized bonds                $       201,317    $    209,090     $    253,352
                                                     ------------------------------------------------------

  Interest and related expense:
    Interest expense on collateralized bonds                   175,306         173,939          247,380
    Other collateralized bond expense                            1,612           1,995            3,379
                                                     ------------------------------------------------------
                                                               176,918         175,934          250,759
                                                     ------------------------------------------------------

  Net interest margin before provision for losses               24,399          33,156            2,593
  Provision for losses                                         (34,108)        (13,555)          (6,236)
                                                     ------------------------------------------------------
  Net interest margin                                           (9,709)         19,601           (3,643)

Loss on termination of interest rate caps                       (2,440)            -                -
Gain on sale of securities                                         -               397            7,500
Other expense                                                      (94)            -                -
Interest on due to affiliates, net                                (471)         (1,626)          (2,014)
                                                     ------------------------------------------------------
(Loss) income before extraordinary item                        (12,714)         18,372            1,843

Extraordinary gain (loss) - extinguishment of debt                 -            26,815             (571)
                                                    ------------------------------------------------------

Net (loss) income                                      $       (12,714)         45,187     $      1,272

                                                     ======================================================

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Shareholder's Equity For the years ended December 31, 2000, 1999 and 1998 (amounts in thousands)

                                                                          Accumulated other      Retained
                                                           Additional       comprehensive        earnings
                                          Common Stock      paid-in         income (loss)      (accumulated
                                                            capital                              deficit)         Total
                                         --------------- --------------- -------------------- --------------- --------------

Balance at January 1, 1998               $        10     $   125,952     $       64,707       $   (21,702)    $   168,967

Comprehensive loss:
   Net income                                      -               -                  -             1,272           1,272

   Change in net unrealized gain on
     investments available-for-sale                -               -            (31,132)                -         (31,132)
                                         --------------- --------------- -------------------- --------------- --------------
Total comprehensive loss                                                                                          (29,860)

Contributed capital                                -          64,204                  -                 -          64,204
                                         --------------- --------------- -------------------- --------------- --------------

Balance at December 31, 1998                      10         190,156             33,575           (20,430)        203,311

Comprehensive loss:
   Net income                                      -               -                  -            45,187          45,187

   Change in net unrealized gain on                -               -            (48,324)                -         (48,324)
     investments available-for-sale
                                         --------------- --------------- -------------------- --------------- --------------
Total comprehensive loss                                                                                           (3,137)

Capital distribution                               -         (64,159)                 -                 -         (64,159)
                                         --------------- --------------- -------------------- --------------- --------------

Balance at December 31, 1999                      10         125,997            (14,749)           24,757         136,015

Comprehensive loss:
   Net loss                                        -               -                  -           (12,714)        (12,714)

   Change in net unrealized loss on
     investments available-for-sale                -               -            (79,547)                -         (79,547)
                                         --------------- --------------- -------------------- --------------- --------------
Total comprehensive loss                                                                                          (92,261)

Capital contribution                               -          21,243                  -                 -          21,243
                                         --------------- --------------- -------------------- --------------- --------------

Balance at December 31, 2000             $               $   147,240     $        (94,296)     $    12,043    $    64,997
                                         10
                                         =============== =============== ==================== =============== ==============

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
For the years ended December 31, 2000, 1999 and 1998
(amounts in thousands)

                                                                       2000              1999             1998
                                                                -----------------------------------------------------

  Operating activities:
    Net (loss) income                                           $     (12,714)   $      45,187      $       1,272
      Adjustments to reconcile net (loss) income to
        net cash  provided  by operating activities:
          Loss on termination of interest rate caps                     2,440                -                  -
          Gain on sale of investments                                       -             (397)            (7,500)
          Provision for losses                                         34,108           13,555              6,236
          Extraordinary (gain) loss - extinguishment of debt                -          (26,815)               571
          Amortization, net                                             9,971           15,664             35,018
          Other                                                            36            1,188               (587)
                                                                -----------------------------------------------------
             Net cash provided by operating activities                 33,841           48,382             35,010
                                                                -----------------------------------------------------

  Investing activities:
    Collateral for collateralized bonds:
      Purchase of loans subsequently securitized                            -         (668,858)        (1,696,198)
      Principal payments on collateral                                507,521        1,096,474          2,074,578
      Proceeds from sale of collateral for collateralized bonds             -            5,250             43,391
      Net decrease in accrued interest receivable and funds
        held by trustee                                                 2,700            3,116              3,511
                                                                -----------------------------------------------------
        Net cash provided by investing activities                     510,221          435,982            425,282
                                                                -----------------------------------------------------

  Financing activities:
    Collateralized bonds:
      Proceeds from issuance of collateralized bonds                     657           623,286          1,589,198
      Principal payments on collateralized bonds                    (523,198)       (1,091,382)        (2,063,058)
      Decrease in accrued interest payable                              (420)              (64)            (1,236)
      (Decrease) increase in due to affiliates                       (42,344)           47,955            (49,400)
      Capital contributions (distributions)                           21,243           (64,159)             64,204
                                                                -----------------------------------------------------
        Net cash used for financing activities                      (544,062)         (484,364)           (460,292)
                                                                -----------------------------------------------------

  Net change in cash                                                       -                 -                   -
  Cash at beginning of year                                               10                10                  10
                                                                -----------------------------------------------------

  Cash at end of year                                           $         10      $         10        $         10
                                                                =====================================================

  Supplemental disclosure of cash flow information:
    Cash paid for interest                                      $    171,906      $      172,259      $    245,860
                                                                =====================================================

  Supplemental disclosure of non-cash activities:
     Collateral for collateralized bonds subsequently
     securitized                                                $            -    $    1,569,734     $           -
                                                                =====================================================

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Notes to Financial Statements
For the years ended December 31, 2000, 1999 and 1998
(dollar amounts in thousands)


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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Federal Income Taxes
Dynex and its wholly-owned subsidiaries, including the Company, (together, "Dynex Capital") have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. As a result, Dynex Capital generally will not be subject to federal income taxation at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for income taxes for the Company in the accompanying financial statements, as Dynex Capital believes it has met the prescribed distribution requirements. The Company is a qualified REIT subsidiary of Dynex. Should the Company not maintain its qualified REIT status in the future, or if Dynex does not maintain its REIT status, it may be subject to income taxes.

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

Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified all of its collateral for collateralized bonds as available-for-sale. As such, the collateral for collateralized bonds at December 31, 2000 and 1999 is reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income.

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

As a part of the Company's interest rate risk management process, the Company may be required periodically to terminate hedge instruments. Any realized gain or loss resulting from the termination of a hedge is amortized into income or expense of the corresponding hedged instrument over the remaining period of the original hedge or hedged instrument as a yield adjustment.

If the underlying asset or liability is sold or matures, or the criteria that was executed at the time the hedge instrument was entered into no longer exists, the Interest Rate Agreement is no longer accounted for as a hedge. Under these circumstances, the accumulated change in the market value of the hedge is recognized in current income to the extent that the effects of interest rate or price changes of the hedged item have not offset the hedge results. During 2000, the Company terminated all rate cap agreements.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The primary estimates inherent in the accompanying financial statements are discussed below.

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

Prepaid Shelf Registration Fees
Fees incurred in connection with filing a shelf registration for the issuance of collateralized bonds are deferred and recognized with each securitization prorata to the size of the issuance.

     Recent Accounting Pronouncements Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under FAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt FAS No. 133 effective January 1, 2001. Management does not expect the adoption of FAS No. 133 to have any impact on the financial position, results of operations, or cash flows of the Company.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS No. 140"). FAS No. 140 replaces the Statement of Financial Accounting Standards No. 125 "Accounting for the Transfers and Servicing of Financial Assets and
Extinguishment of Liabilities" ("FAS No. 125"). FAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of FAS No. 125 provisions without reconsideration. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. FAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provision is not permitted. The Company does not believe the adoption of FAS No. 140 will have a material impact on its financial statements.

Basis of Presentation
Certain amounts for 1999 and 1998 have been reclassified to conform to the presentation for 2000.


NOTE 3 - COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds classified as available-for-sale at December 31, 2000 and 1999, and the related average effective interest rates (calculated for the month ended December 31, 2000 and 1999, and excluding unrealized gains and losses):


------------------------------------------ ---------------------------------- ----------------------------------
                                                         2000                               1999
                                                               Effective                          Effective
                                              Fair Value     Interest Rate       Fair Value     Interest Rate
------------------------------------------ ----------------- ---------------- ----------------- ----------------

Collateral for collateralized bonds:
  Amortized cost                           $    2,322,537           8.1%      $   2,865,903            7.5%
  Allowance for losses                            (20,226)                          (11,830)
                                           -----------------                  --------------
     Amortized cost, net                        2,302,311                         2,854,073
  Gross unrealized gains                           25,113                            17,124
  Gross unrealized losses                        (119,409)                          (31,873)
------------------------------------------ ----------------- ---------------- ----------------- ----------------
                                           $    2,208,015                     $   2,839,324
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

The components of collateral for collateralized bonds at December 31, 2000 and 1999 are as follows:

--------------------------------------------- ---------------- -----------------
                                                   2000              1999
--------------------------------------------- ---------------- -----------------
Collateral, net of allowance                    $  2,285,703     $  2,827,301
Funds held by trustees                                 1,381            2,069
Accrued interest receivable                           15,079           17,091
Unamortized premiums and discounts, net                  148            7,612
Unrealized loss, net                                 (94,296)         (14,749)
--------------------------------------------- ---------------- -----------------
                                                $  2,208,015     $  2,839,324
--------------------------------------------- ---------------- -----------------

During 1999, the Company securitized $2.3 billion of collateral, through the issuance of three series of collateralized bonds, of which $1.6 billion related to the resecuritization of the collateral from seven series of previously issued collateralized bonds which were called in 1999. The collateral securitized was primarily debt securities backed by single family mortgage loans and manufactured housing installment loans. The securitizations were accounted for as financing of the underlying collateral as the Company retained call rights on the bonds which are substantially in excess of a standard clean-up call.NOTE 4 - ALLOWANCE FOR LOSSES ON COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the activity for the allowance for losses on collateral for collateralized bonds for the years ended December 31, 2000, 1999 and 1998:

------------------------------------------------------ ----------------- ---------------- -----------------
                                                             2000              1999             1998
------------------------------------------------------ ----------------- ---------------- -----------------
Beginning balance                                      $        11,830      $   16,593       $   24,811
Provision for losses                                            34,108          13,555            6,236
Losses charged-off, net of recoveries                          (25,712)        (18,318)         (14,454)
------------------------------------------------------ ----------------- ---------------- -----------------
Ending balance                                         $        20,226      $   11,830       $   16,593
------------------------------------------------------ ----------------- ---------------- -----------------

The Company has limited exposure to credit risk retained on loans which it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "overcollateralization"), excluding price premiums and discounts and hedge gains and losses. The allowance for losses on the overcollateralization totaled $20,226 and $11,830 at December 31, 2000 and 1999 respectively, and is included in collateral for collateralized bonds in the accompanying consolidated balance sheets. Overcollateralization at December 31, 2000 and 1999 totaled $184,671 and $187,070 respectively. The Company also has loss reimbursement guarantees aggregating $30,334 from third parties which partially reduce its overcollateralization exposure. The Company and Dynex are currently engaged in a dispute with the counterparty to the loss reimbursement guarantees. Such guarantees are payable when cumulative loss trigger levels are reached on certain of the Company's single-family mortgage loan securitizations. Currently, these trigger levels have been reached on four of the Company's securities, and the Company has made claims under the reimbursement guarantees in amounts approximating $1.2 million. The counterparty has denied payment on these claims, citing various deficiencies in loan underwriting which would render these loans and corresponding claims ineligible under the reimbursement agreements. The Company disputes this classification and is pursuing this matter through court-ordered arbitration.


NOTE 5 - COLLATERALIZED BONDS

The components of collateralized bonds along with certain other information at December 31, 2000 and 1999 are summarized below:

------------------------------------ ---------------------------------- ----------------------------------
                                                     2000                               1999
                                         Bonds             Range of            Bonds          Range of
                                     Outstanding        Interest Rates      Outstanding     Interest Rates
------------------------------------ ----------------- ---------------- ----------------- ----------------
Variable-rate classes                $    1,507,786       6.9%-10.1%      $  1,957,075        5.8%-9.1%
Fixed-rate classes                          648,708        6.2%-8.0%           722,615        6.2%-8.0%
Accrued interest payable                      4,754                             5,138
Deferred bond issuance costs                 (4,905)                           (6,004)
Unamortized (discount) premium              (13,315)                          (17,755)
------------------------------------ ----------------- ---------------- ----------------- ----------------
                                     $    2,143,028                     $   2,661,069
------------------------------------ ----------------- ---------------- ----------------- ----------------

Range of stated maturities               2015-2033                          2015-2033

Number of series                                 4                                  4
------------------------------------ ----------------- ---------------- ----------------- ----------------

Each series of collateralized bonds may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on the loans pledged as collateral for collateralized bonds and any reinvestment income thereon are used to make payments on the collateralized bonds (see Note 3). The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the Company. The maturity of each class is directly affected by the rate of principal prepayments on the related mortgage collateral. Each series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a collateralized bond series is likely to occur earlier than its stated maturity. Collateralized bonds are carried at their outstanding principal balance, net of unamortized premiums and discounts.

The variable rate classes are based on one-month London InterBank Offered Rate ("LIBOR"). The average effective rate of interest expense for collateralized bonds was 7.6%, 6.2%, and 6.8% for the years ended December 31, 2000, 1999 and 1998, respectively.

During 1999, the Company redeemed two series of previously issued collateralized bonds. The Company then called these two series in addition to the five series of previously issued collateralized bonds redeemed in 1998 and re-securitized the associated collateral in 1999, which resulted in a $26,815 gain from extinguishment in 1999.


NOTE 6 - ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's recorded financial instruments, as well as information about certain specific off-balance sheet financial instruments as of December 31, 2000 and 1999:

 ------------------------------------ ------------------------------------------- -------------------------------------------
                                                         2000                                        1999
                                        Notional      Amortized                     Notional      Amortized
                                         Amount        Amount       Fair Value       Amount        Amount       Fair Value
 ------------------------------------ ------------- -------------- -------------- ------------- -------------- --------------
 Recorded financial instruments:

 Assets:
   Collateral for collateralized
     bonds                            $          -   $  2,302,311  $  2,208,015   $          -    $2,850,620     $2,838,439
   Interest rate cap agreements                  -              -             -        351,000         3,452            885
   Cash                                          -             10            10              -            10             10
  Liabilities:
   Collateralized bonds                          -      2,143,028     2,095,805              -     2,661,069      2,604,026

The estimated fair values of financial instruments have been determined using available market information and appropriate valuation methodologies. However, a degree of judgment is necessary in evaluating market data and forming these estimates.

Recorded Financial Instruments. The fair value of the collateral for collateralized bonds is based on the present value of the projected cash flows using appropriate discount rates, credit loss and prepayment assumptions. The fair value of the interest rate cap agreements was determined using market quotes and the fair value of the collateralized bonds was estimated to be the carrying value as they reprice frequently.

During 1996, the Company purchased LIBOR-based interest rate cap agreements to limit its exposure to the lifetime interest rate caps on certain of its collateral for collateralized bonds. Under these agreements, the Company received additional cash flow should the related index increase above the contracted rates. Contract rates on these cap agreements range from 8.0% to 9.5%, with expiration dates ranging from 2000 to 2003. The Company liquidated these interest rate cap agreements during 2000.

Off-Balance Sheet Financial Instruments. The Company may enter into various interest rate swap agreements to limit its exposure to changes in financing rates of certain collateralized bonds. During 1999, the Company terminated interest rate swap agreements with a notional value of $102,198. These interest rate swap agreements related to an amortizing interest rate swap agreement that related to Prime rate-based ARM loans financed with LIBOR-based variable-rate collateralized bonds. Under the terms of the agreement, the Company received one-month LIBOR plus 2.65% and paid one-month average Prime rate in effect three months prior. The cost of terminating this agreement was $750, which was deferred and is being recognized as a yield adjustment over the remaining life of the underlying collateral.


NOTE 7 - DUE TO/FROM AFFILIATES

At December 31, 1999 , amounts due to affiliates consisted of amounts borrowed from IHC under demand promissory notes. Amounts due to IHC totaled $42,344 at December 31, 1999. The Company had net interest expense related to this demand promissory note of $471, $1,626 and $2,014 during 2000, 1999 and 1998, respectively.


NOTE 8 - OTHER MATTERS

At both December 31, 2000 and 1999, the Company had remaining $308,602 for issuance under shelf registration statements filed with the Securities and Exchange Commission.


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

                                      MERIT SECURITIES CORPORATION



                                      By:   /s/ Thomas H. Potts
                                          -------------------------------------
                                          Thomas H. Potts
                                          (Principal Executive Officer)



                                      By:  /s/ Stephen J. Benedetti
                                          -------------------------------------
                                          Stephen J. Benedetti
                                          (Principal Financial and
                                           Accounting Officer)


Dated:  April  16, 2001


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                                     Capacity                                Date


/s/ Thomas H. Potts                                  Director                                April 16, 2001
----------------------------------------
Thomas H. Potts


/s/ J. Thomas O'Brien, Jr.                           Director                                April 16 , 2001
----------------------------------------
J. Thomas O'Brien, Jr.


/s/ John C. Stevenson, Jr.                           Director                                April 16, 2001
----------------------------------------
John C. Stevenson, Jr.

                                  EXHIBIT INDEX


                                                              Sequentially
Exhibit                                                       Numbered Page
-------                                                      ----------------

23.1              Consent of DELOITTE & TOUCHE LLP                   I