Form 10-Q
period 2001-03-31
MERIT SECURITIES CORP
filed 2001-05-15
CIK 929426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2001

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 33-83524


                          MERIT SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

                     Virginia                               54-1736551
           (State or other jurisdiction                  (I.R.S. Employer
                 of incorporation)                      Identification No.)

     4551 Cox Road, Suite 300, Glen Allen,                     23060
        (Address of principal executive offices)             (Zip Code)

                                 (804) 217-5800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of April 30, 2001, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

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


                                                                     Page Number
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Balance Sheets at March 31, 2001 (unaudited)
                      and December 31, 2000                               3

                      Statements of Operations for the three months
                      ended March 31, 2001 and 2000 Unaudited             4

                      Statement of Shareholder's Equity for the
                      three months ended March 31, 2001 Unaudited         5

                      Statements of Cash Flows for the three
                      months ended March 31, 2001 and 2000
                      Unaudited                                           6

                      Notes to Unaudited Financial Statements             7

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                          8

Item 3.           Quantitative and Qualitative Disclosures
                      about Market Risk                                  10

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                      11

Item 5.           Other Information                                      11

Item 6.           Exhibits and Reports on Form 8-K                       11

SIGNATURES                                                               14

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)

                                                                       (Unaudited)
                                                                         March 31,           December 31,
                                                                          2001                   2000
                                                                    ------------------     ------------------
ASSETS:
   Collateral for collateralized bonds                               $    2,064,219         $    2,208,015
   Cash                                                                           -                     10
                                                                    -----------------      -----------------
                                                                     $    2,064,219         $    2,208,025
                                                                    =================      =================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds                          $    1,999,730         $    2,143,028
                                                                    -----------------      -----------------

SHAREHOLDER'S EQUITY:
   Common stock, no par value,
       10,000 shares authorized, 1,000 shares issued and                         10                     10
outstanding
   Additional paid-in capital                                               141,989                147,240
   Accumulated other comprehensive loss                                     (91,680)               (94,296)
   Retained earnings                                                         14,170                 12,043
                                                                    -----------------      -----------------
                                                                             64,489                 64,997
                                                                    -----------------      -----------------
                                                                     $    2,064,219         $    2,208,025
                                                                    =================      =================

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations, Unaudited
(amounts in thousands except share data)

                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                       2001            2000
                                                    ------------   -------------

Interest income:
    Collateral for collateralized bonds            $   44,754     $    53,672
                                                   -------------  --------------

Interest and related expense:
    Interest expense on collateralized bonds           35,877          46,169
    Other collateralized bond expense                     412             380
                                                   -------------  --------------
                                                       36,289          46,549
                                                   -------------  --------------

Net interest margin before provision for losses         8,465           7,123
Provision for losses                                   (6,338)         (4,985)
                                                   -------------  --------------
Net interest margin                                     2,127           2,138

Interest on due to affiliates, net                          -            (471)
                                                   -------------  --------------
Net income                                         $    2,127     $     1,667
                                                   =============  ==============




See notes to unaudited financial statements.

MERIT  SECURITIES  CORPORATION
Statement of Shareholder's Equity (Unaudited)
Three months ended March 31, 2001
(amounts in thousands except share data)


                                                                       Accumulated
                                                     Additional           other
                                        Common         paid-in        comprehensive         Retained
                                         stock         capital             loss             earnings          Total
                                    -------------  --------------  -------------------  ---------------  ----------------

Balance at December 31, 2000          $    10        $  147,240      $     (94,296)       $   12,043       $    64,997
                                                                                                         ----------------

Comprehensive income:
   Net income                               -                 -                  -             2,127             2,127

   Change in net unrealized loss on
      investments available-for-sale        -                 -              2,616                 -             2,616
                                                                                                         ----------------
Total comprehensive income                                                                                 $     4,743
                                                                                                         ----------------

Capital distributions                       -            (5,251)                 -                 -            (5,251)
                                    ------------   --------------  -------------------  --------------   ----------------

Balance at March 31, 2001             $    10        $  141,989      $     (91,680)       $   14,170       $    64,489
                                    ============   ==============  ===================  ==============   ================




See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows, Unaudited
(amounts in thousands)


                                                                             Three Months Ended
                                                                                 March 31,
                                                                 -------------------------------------------
                                                                        2001                    2000
                                                                 -------------------     -------------------

Operating activities:
  Net income                                                         $   2,127               $   1,667
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for losses                                                 6,338                   4,985
    Amortization, net                                                    2,341                   2,685
    Other                                                                  924                     222
                                                                 -------------------     -------------------
      Net cash provided by operating activities                         11,730                   9,559
                                                                 -------------------     -------------------

Investing activities:
  Collateral for collateralized bonds:
    Principal payments on collateral                                   138,495                 117,188
    Net decrease in accrued interest receivable
       and funds held by trustee                                          (462)                     45
                                                                 -------------------     -------------------
      Net cash provided by investing activities                        138,033                 117,233
                                                                 -------------------     -------------------

Financing activities:
  Collateralized bonds:
    Principal payments on collateralized bonds                        (144,305)              (118,932)
    Decrease in accrued interest payable                                  (217)                   (75)
    Decrease in due to affiliates                                            -                (42,344)
    Capital (distributions) contributions                               (5,251)                 34,559
                                                                 -------------------     -------------------
      Net cash used for financing activities                          (149,773)               (126,792)
                                                                 -------------------     -------------------

Net decrease in cash                                                       (10)                      -
Cash, beginning of period                                                   10                      10
                                                                 --------------------    --------------------

Cash, end of period                                                  $       -               $      10
                                                                 ===================     ===================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $     168               $  45,272
                                                                 ===================     ===================



See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION Notes to Unaudited Financial Statements March 31, 2001 (amounts in thousands except share data)

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at March 31, 2001, the Statements of Operations for the three months ended March 31, 2001 and 2000, the Statement of Shareholder's Equity for the three months ended March 31, 2001, the Statements of Cash Flows for the three months ended March 31, 2001 and 2000, and the related notes to financial statements are unaudited. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2000.

Certain amounts for 2000 have been reclassified to conform to the presentation for 2001.

NOTE 2--COLLATERAL FOR COLLATERALIZED BONDS

Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at March 31, 2001 and December 31, 2000, and the related average effective interest rates
(calculated for the month ended March 31, 2001 and December 31, 2000, and excluding unrealized gains and losses):

-------------------------------------------------------------------------------------------------------------------
                                                      March 31, 2001                    December 31, 2000
-------------------------------------------------------------------------------------------------------------------
                                                                  Effective                          Effective
                                              Fair Value        Interest Rate      Fair Value      Interest Rate
-------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
   Amortized cost                         $      2,174,349          8.2%       $      2,322,537         8.1%
   Allowance for losses                            (18,450)                             (20,226)
-------------------------------------------------------------------------------------------------------------------
      Amortized cost, net                        2,155,899                            2,302,311
   Gross unrealized gains                           23,234                               25,113
   Gross unrealized losses                        (114,914)                            (119,409)
-------------------------------------------------------------------------------------------------------------------
                                          $      2,064,219                     $      2,208,015
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

                               FINANCIAL CONDITION

--------------------------------------------------------------------------------
(amounts in thousands                        March 31,              December 31,
 except per share data)                        2001                     2000
--------------------------------------------------------------------------------

Collateral for collateralized bonds         $ 2,064,219            $   2,208,015
Non-recourse debt - collateralized bonds      1,999,730                2,143,028
Shareholder's equity                             64,489                   64,997

Collateralized bond series outstanding                4                        4

--------------------------------------------------------------------------------

Collateral for collateralized bonds
     As of both March 31, 2001 and December 31, 2000, the Company had 4 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.06 billion at March 31, 2001 compared to $2.21 billion at December 31, 2000. This decrease of $0.14 billion is primarily the result of $138.5 million in paydowns on the collateral.

Non-recourse debt - collateralized bonds
     Collateralized bonds decreased to $2.00 billion at March 31, 2001 from $2.14 billion at December 31, 2000 as a result of $144.3 million in paydowns during the three months ended March 31, 2001.

Shareholder's Equity
     Shareholder's equity decreased to $64.5 million at March 31, 2001 from $65.0 million at December 31, 2000. This decrease was primarily the result of a $5.2 million capital distribution to IHC during the three months ended March 31, 2001 offset by net income during the three months of $2.1 million and a decrease of $2.6 million in the net unrealized loss on investments available-for-sale during the period.

                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
                                                      Three Months Ended
                                                           March 31,
                                             -----------------------------------
(amounts in thousands)                               2001               2000
--------------------------------------------------------------------------------

Interest income                               $     44,754       $     53,672
Interest expense on collateralized bonds            35,877             46,169
Provision for losses                                 6,338              4,985
Net interest margin                                  2,127              2,138
Net income                                           2,127              1,667

--------------------------------------------------------------------------------

     Interest income on the collateral for collateralized bonds decreased slightly to $44.8 million for the three months ended March 31, 2001 from $53.7 million for the same period in 2000. This decrease was primarily a result of a decline in collateral for collateralized bonds between the respective periods.

     Interest expense on collateralized bonds decreased to $35.9 million for the three months ended March 31, 2001 from $46.2 million for the three months ended March 31, 2000. This decrease was due to the decline in collateralized bonds due to prepayments on the related collateral for collateralized bonds, coupled with an overall decline in the cost of funds on the collateralized bonds.

     Provision for losses increased to $6.3 million for the three months ended March 31, 2001 from $5.0 million for the same period in 2000. This increase was primarily a result of increasing the reserve for probable losses on various loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk, specifically the Company's investment in manufactured housing loan pools.

     Net interest margin was $2.1 million for both three month periods ended March 31, 2001 and 2000, respectively. An increase in provision for losses and the decline in interest earning assets was offset by reduced borrowing costs on collateralized bonds outstanding.

Credit Exposures
With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At March 31, 2001, the Company retained $178.5 million in aggregate principal amount of overcollateralization. The Company had reserves, or otherwise had provided coverage on $79.4 million at March 31, 2001. At March 31, 2001, $30.3 million of these reserve amounts are in the form of a loss reimbursement guarantee from an A rated third-party. During the first three months of 2001, the Company provided for additional reserves of $6.3 million and incurred credit losses of $8.1 million.

The Company and Dynex are currently engaged in a dispute with the counterparty to the loss reimbursement guarantees, which aggregated $30.3 million at March 31, 2001. Such guarantees are payable when cumulative loss trigger levels are reached on certain of the Company's single-family mortgage loan securitizations. Currently, these trigger levels have been reached on four of the Company's securities, and the Company has made claims under the reimbursement guarantees in amounts approximating $1.3 million. The counterparty has denied payment on these claims, citing various deficiencies in loan underwriting which would render these loans and corresponding claims ineligible under the reimbursement agreements. The Company disputes this classification and is pursuing this matter through court-ordered arbitration.

Other Matters
     At March 31, 2001, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.


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

The following table summarizes the Company's net interest margin sensitivity analysis as of March 31, 2001. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of March 31, 2001. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

          ------------------------ ---------------------
                Basis Point          % Change in Net
          Increase (Decrease) in     Interest Margin
              Interest Rates          from Base Case
          ------------------------ ---------------------

                   +200                  (13.9)%
                   +100                   (7.0)%
                   Base                      -
                   -100                     7.0%
                   -200                    13.7%
          ------------------------ --------------------

     Approximately $1.0 billion of the Company's collateral for collateralized bonds as of March 31, 2001 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 66% and 25% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

     The remaining portion of the Company's collateral for collateralized bonds as of March 31, 2001, approximately $1.1 billion, is comprised of loans that have coupon rates that are fixed. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates and to the level of short-term interest rates.


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

99.16 Copy of Financial Guaranty Insurance Policy No. 21296 issued by MBIA Insurance Corporation (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed June 19,
          1996).

(b)       Reports on Form 8-K
          -------------------

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MERIT SECURITIES CORPORATION



                                        By:  /s/ Thomas H. Potts
                                             ----------------------------------
                                             Thomas H. Potts
                                             President
                                             (Principal Executive Officer)



                                             /s/ Stephen J. Benedetti
                                             ----------------------------------
                                             Stephen J. Benedetti
                                             Treasurer
                                             (Principal Financial &
                                              Accounting Officer)


Dated:  May 15, 2001