Form 10-Q
period 2001-10-31
MERIT SECURITIES CORP
filed 2001-11-14
CIK 929426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2001

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 33-83524


                          MERIT SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

         Virginia                                     54-1736551
(State or other jurisdiction                      (I.R.S. Employer
     of  incorporation)                           Identification No.)

      4551 Cox Road, Suite 300,                          23060
        Glen Allen, Virginia                           (Zip Code)
(Address of principal executive offices)

                                 (804) 217-5800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |_| Yes |X| No

As of October 31, 2001, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

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


                                                                     Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheets at September 30, 2001 (unaudited)
          and December 31, 2000                                           3

          Statements of Operations for the three months and nine months
          ended September 30, 2001 and 2000 (unaudited)                   4

          Statements of Cash Flows for the nine months ended
          September 30, 2001 and 2000 (unaudited)                         5

          Notes to Unaudited Financial Statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              11

Item 5.   Other Information                                              11

Item 6.   Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                               14

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

MERIT SECURITIES CORPORATION
Balance Sheets
(amounts in thousands except share data)

                                                                        (Unaudited)
                                                                       September 30,         December 31,
                                                                            2001                 2000
                                                                    ------------------     ------------------
ASSETS:
   Collateral for collateralized bonds                               $    1,737,365         $    2,208,015
   Cash                                                                           -                     10
                                                                    -----------------      ------------------
                                                                     $    1,737,365         $    2,208,025
                                                                    =================      ==================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds                          $    1,666,562         $    2,143,028
                                                                    -----------------      -----------------

SHAREHOLDER'S EQUITY:
   Common stock, no par value,
       10,000 shares authorized, 1,000 shares                                    10                     10
        issued and outstanding
   Additional paid-in capital                                               127,444                147,240
   Accumulated other comprehensive loss                                     (70,040)               (94,296)
   Retained earnings                                                         13,389                 12,043
                                                                    -----------------      -----------------
                                                                             70,803                 64,997
                                                                    -----------------      -----------------
                                                                     $    1,737,365         $    2,208,025
                                                                    =================      =================

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations, Unaudited
(amounts in thousands except share data)


                                                      Three Months Ended      Nine Months Ended
                                                         September 30,          September 30,
                                                      ------------------      -----------------
                                                     2001         2000        2001         2000
                                                     ----         ----        ----         ----
Interest income:
     Collateral for collateralized bonds ......   $  34,587    $  49,254    $ 119,314    $ 154,013
                                                  ---------    ---------    ---------    ---------

Interest and related expense:
     Interest expense on collateralized bonds .      24,336       43,419       88,965      134,379
     Other collateralized bond expense ........         439          413        1,317        1,217
                                                  ---------    ---------    ---------    ---------
                                                     24,775       43,832       90,282      135,596
                                                  ---------    ---------    ---------    ---------


Net interest margin before provision for losses       9,812        5,422       29,032       18,417
Provision for losses ..........................     (13,996)      (5,032)     (26,672)     (15,812)
                                                   ---------    ---------    ---------    ---------
Net interest margin ...........................      (4,184)         390        2,360        2,605

Loss on the termination of interest rate swaps         --           --           --         (2,440)
Other expense .................................        --           --           --            (94)
Interest on due to affiliates, net ............        --           --           --           (471)
                                                   ---------    ---------    ---------    ---------
(Loss) income before extraordinary item .......      (4,184)         390        2,360         (400)

Extraordinary item - loss on extinguishment of       (1,013)        --         (1,013)        --
debt
Net (loss) income .............................   $  (5,197)   $     390    $   1,347    $    (400)
                                                  ==========   ==========   ==========   ==========

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows, Unaudited
(amounts in thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                   --------------------
                                                                                                      2001       2000
                                                                                                   ---------   --------

Operating activities:
  Net income .................................................................................   $   1,347    $    (400)
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Loss on the termination of interest rate caps ...........................................           --        2,440
    Provision for losses .....................................................................      26,672       15,812
    Amortization, net ........................................................................       4,694        7,729
    Extraordinary item - loss on extinguishment of debt ......................................       1,013           --
    Other ....................................................................................          86          (26)
                                                                                                 ---------    ----------
      Net cash provided by operating activities ..............................................      33,812       25,555
                                                                                                 ---------    ----------

Investing activities:
  Collateral for collateralized bonds:
    Principal payments on collateral .........................................................     460,723      375,313
    Net decrease in accrued interest receivable and ..........................................       2,774        1,614
      funds held by trustee
                                                                                                 ---------    ---------
      Net cash provided by investing activities ..............................................     463,497      376,927
                                                                                                 ---------    ---------

Financing activities:
  Collateralized bonds:
    Proceeds from issuance of collateralized bonds ...........................................     507,641          657
    Principal payments on collateralized bonds ...............................................    (984,408)    (385,822)
    Decrease in accrued interest payable .....................................................        (756)        (238)
    Decrease in due to affiliates ............................................................        --        (42,344)
    Capital (distributions) contributions ....................................................     (19,796)      25,265
                                                                                                 ----------   ---------
      Net cash used for financing activities .................................................    (497,319)    (402,482)
                                                                                                 ----------   ----------

Net decrease in cash .........................................................................         (10)          --
Cash, beginning of period ....................................................................          10           10
                                                                                                 ---------    ---------
                                                                                                 ---------    ---------

Cash, end of period ..........................................................................   $    --      $      10
                                                                                                 =========    =========

Supplemental disclosure of cash flow information:
  Cash paid for interest .....................................................................   $  62,661    $ 131,788
                                                                                                 =========    =========


See notes to unaudited financial statements.

MERIT SECURITIES  CORPORATION
Notes to Unaudited Financial Statements
September 30, 2001
(amounts in thousands except share data)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Merit Securities Corporation (the "Company"). The Company is a wholly owned, limited-purpose finance subsidiary of Issuer Holding Corporation ("IHC"). IHC was formed on September 4, 1996 to acquire all of the outstanding stock of the Company and certain other affiliates of Dynex Capital, Inc. ("Dynex"). IHC is a wholly owned subsidiary of Dynex. The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds").

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Balance Sheet at September 30, 2001, the Statements of Operations for the three and nine months ended September 30, 2001 and 2000, the Statements of Cash Flows for the nine months ended September 30, 2001 and 2000, and the related notes to financial statements are unaudited. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2000.

Certain amounts for 2000 have been reclassified to conform to the presentation for 2001.

NOTE 2--COLLATERAL FOR COLLATERALIZED BONDS

Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at September 30, 2001 and December 31, 2000, and the related average effective interest rates (calculated for the month ended September 30, 2001 and December 31, 2000, and excluding unrealized gains and losses):

-------------------------------------------------------------------------------------------------------------------
                                                    September 30, 2001                  December 31, 2000
-------------------------------------------------------------------------------------------------------------------
                                                                  Effective                          Effective
                                              Fair Value        Interest Rate      Fair Value      Interest Rate
-------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
   Amortized cost                         $      1,827,698          7.1%       $      2,322,537         8.1%
   Allowance for losses                            (20,293)                             (20,226)
-------------------------------------------------------------------------------------------------------------------
      Amortized cost, net                        1,807,405                            2,302,311
   Gross unrealized gains                           23,458                               25,113
   Gross unrealized losses                         (93,498)                            (119,409)
-------------------------------------------------------------------------------------------------------------------
                                          $      1,737,365                     $      2,208,015
-------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds consists of debt securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential housing, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and delinquent property tax receivables. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. The Company's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued are non-recourse to the Company. The collateral for collateralized bonds can be sold by the Company, but only subject to the lien of the collateralized bond indenture. During the quarter ending September 30, 2001 the Company called and resold one series of collateralized bonds. This series of collateralized bonds is collateralized principally by adjustable-rate single-family mortgage loans and securities. As a result of this call and resale the Company incurred an extraordinary loss of $1.0 million related to the write-off of unamortized bond issue costs and discounts on the called series.

NOTE 3 - USE OF ESTIMATES

Fair Value. The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for collateral for collateralized bonds are determined by calculating the present value of the projected net cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Discount rates used are those management believes would be used by willing buyers of these financial instruments at prevailing market rates. The discount rate used in the determination of fair value of the collateral for collateralized bonds at both September 30, 2001 and December 31, 2000 was 16%. Variations in market discount rates, prepayment rates and credit loss assumptions may materially impact the resulting fair values of the Company's financial instruments. In addition to variations in such assumptions, as discussed further in Note 4, due to an adverse ruling rendered by the Commonwealth Court of Pennsylvania on July 5, 2001, the Company's ability to collect certain amounts of interest, fees and costs incurred on its delinquent property tax receivables pledged as collateral for collateralized bonds may be adversely impacted. The Company, based on consultation with counsel, reasonably believes that the Appellate Court's decision will ultimately be reversed or that the ultimate outcome of the litigation will not result in a material impact on the carrying value of the delinquent property tax receivables. Since the fair value of the Company's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements.

NOTE 4 -- LITIGATION

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court") wherein the plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999 for approximately $58.3 million. On July 5, 2001, the Commonwealth Court ruling addressed, among other things, (i) the right of the Company to charge to the delinquent taxpayer a rate of interest of 12% versus 10% on the collection of its delinquent property tax receivables, (ii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iii) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court remanded for further consideration to the Court of Common Pleas items (i) and (iii), and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables, reversing the Court of Common Pleas decision. On September 10th the Commonwealth Court denied The County of Allegheny and GLS's Application for Re-argument. The Pennsylvania Supreme Court has accepted the Application for Extraordinary Jurisdiction filed by Allegheny County and GLS. No damages have been claimed in the action; however, as discussed in Note 3, the decision may impact the ultimate recoverability of the delinquent property tax receivables. To date, GLS has incurred attorneys fees of $2 million, approximately $1 million of which have been reimbursed to GLS by the taxpayer or through liquidation of the underlying real property.

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

                               FINANCIAL CONDITION

---------------------------------------------------------------------------------------------
                                                      September 30,            December 31,
(amounts in thousands except per share data)              2001                     2000
---------------------------------------------------------------------------------------------

Collateral for collateralized bonds                  $   1,737,365            $   2,208,015
Non-recourse debt - collateralized bonds                 1,666,562                2,143,028
Shareholder's equity                                        70,803                   64,997

Collateralized bond series outstanding                           7                        7

--------------------------------------------------- ------------------ ---- -----------------

Collateral for collateralized bonds
As of both September 30, 2001 and December 31, 2000, the Company had 7 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.74 billion at September 30, 2001 compared to $2.21 billion at December 31, 2000. This decrease of $471 million is primarily the result of $461 million in paydowns on the collateral. During the quarter ending September 30, 2001 the Company called and resold one series of collateralized bonds. This series of collateralized bonds is collateralized principally by adjustable-rate single-family mortgage loans and securities. As a result of this call and resale the Company incurred an extraordinary loss of $1.0 million related to the write-off of unamortized bond issue costs and discounts on the called series.

Non-recourse debt - collateralized bonds
     Collateralized bonds decreased to $1.67 billion at September 30, 2001 from $2.14 billion at December 31, 2000 as a result of $477 million in paydowns during the nine months ended September 30, 2001.

Shareholder's Equity
     Shareholder's equity increased to $70.8 million at September 30, 2001 from $65.0 million at December 31, 2000. This increase was primarily the result of net income of $1.3 million and a decrease of $24.3 million in net unrealized loss on investments available-for-sale during the nine months ended September 30, 2001 partially offset by a $19.8 million capital distribution to IHC during the period.

                              RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                     Nine Months Ended
                                                           September 30,                          September 30,
                                                 -----------------------------------    -----------------------------------
(amounts in thousands)                                2001               2000                2001               2000
---------------------------------------------------------------------------------------------------------------------------

Interest income                                    $     34,587       $     49,254        $    119,314       $    154,013
Interest expense on collateralized bonds                 24,336             43,419              88,965            134,379
Provision for losses                                     13,996              5,032              26,672             15,812
Net interest margin                                      (4,184)               390               2,360              2,605
Extraordinary item - loss on extinguishment of           (1,013)                 -              (1,013)                 -
debt
Loss on the termination of interest rate swaps                -                  -                   -             (2,440)
Net (loss) income                                        (5,197)               390               1,347               (400)

---------------------------------------------------------------------------------------------------------------------------

     Interest income on the collateral for collateralized bonds decreased to $119.3 million for the nine months ended September 30, 2001 from $154.0 million for the same period in 2000. This decrease was primarily a result of a decline in collateral for collateralized bonds between the respective periods.

     Interest expense on collateralized bonds decreased to $88.9 million for the nine months ended September 30, 2001 from $134.4 million for the nine months ended September 30, 2000. This decrease resulted from the decline in collateralized bonds due to prepayments on the related collateral for collateralized bonds, coupled with an overall decline in the cost of funds on the collateralized bonds.

     Provision for losses increased to $26.7 million for the nine months ended September 30, 2001 from $15.8 million for the same period in 2000. Provision for losses was $14.0 million for the three months ended September 30, 2001 compared with $5.0 million for the 3 months ended September 30, 2000. The increase for both the three and nine months ended September 30, 2001 were primarily a result of increasing the reserve for probable losses on various loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk, specifically the Company's investment in manufactured housing loan pools.

     Net interest margin decreased to $2.4 million from $2.6 million for the nine month periods ended September 30, 2001 and 2000, respectively. Net interest margin for the three months ended September 30, 2001 was a negative $4.2 million compared to a positive $0.4 million for the same period in 2000. In both the three and nine months ended September 30, 2001 an increase in provision for losses and the decline in interest earning assets was offset by reduced borrowing costs on collateralized bonds outstanding.

During the three months ended September 30, 2001 the Company called and resold one series of collateralized bonds. As a result of this call and resale the Company incurred an extraordinary loss of $1.0 million related to the write-off of unamortized bond issue costs and discounts on the called series.

Credit Exposures
     With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond issuance. Losses are generally first applied to the overcollateralized amount, or in some instances surplus cash and then the overcollaterialized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At September 30, 2001, the Company retained $165.8 million in aggregate principal amount of overcollateralization. The Company had reserves, or otherwise had provided coverage on $77.3 million at September 30, 2001. At September 30, 2001, $30.3 million of these reserve amounts are in the form of a loss reimbursement guarantee. During the first nine months of 2001, the Company provided for additional reserves of $26.7 million and incurred credit losses of $26.7 million.

     The Company and Dynex are currently engaged in a dispute with the counterparty to the loss reimbursement guarantees, which aggregated $30.3 million at September 30, 2001. Such guarantees are payable when cumulative loss trigger levels are reached on certain of the Company's single-family mortgage loan securitizations. Currently, these trigger levels have been reached on four of the Company's securities, and the Company has made claims under the reimbursement guarantees in amounts approximating $1.7 million. The counterparty has denied payment on these claims, citing various deficiencies in loan underwriting which would render these loans and corresponding claims ineligible under the reimbursement agreements. The Company disputes this classification and is pursuing this matter through court-ordered arbitration.

Other Matters
     At September 30, 2001, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

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

     Dynex and IHC continuously monitor the aggregate cash flow, projected net yield and market value of the collateral for collateralized bonds under various interest rate and prepayment assumptions.

     Approximately $0.8 billion of the Company's collateral for collateralized bonds as of September 30, 2001, is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 66% and 22% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

     The remaining portion of the Company's collateral for collateralized bonds, as of September 30, 2001, approximately $1.0 billion, is comprised of loans that have coupon rates that are fixed. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates and to the level of short-term interest rates.

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

       The  following  table   summarizes  the  Company's  net  interest  margin
sensitivity analysis as of September 30, 2001. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of September 30, 2001. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

          ------------------------ ---------------------
                Basis Point          % Change in Net
          Increase (Decrease) in     Interest Margin
              Interest Rates          from Base Case
          ------------------------ ---------------------

                   +200                  (7.6)%
                   +100                  (3.8)%
                   Base                     -
                   -100                   3.8%
                   -200                   7.6%
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

                                      MERIT SECURITIES CORPORATION



                                      By:  /s/ Thomas H. Potts
                                           -------------------------------------
                                           Thomas H. Potts, President
                                           (Principal Executive Officer)



                                           /s/ Stephen J. Benedetti
                                           -------------------------------------
                                           Stephen J. Benedetti, Treasurer
                                           (Principal Financial and
                                            Accounting Officer)

Dated:  November 12, 2001