Form 10-K
period 2001-12-31
MERIT SECURITIES CORP
filed 2002-03-28
CIK 929426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(mark one)
[X]   Annual Report Pursuant to Section 13 or 15 (d) of the
      Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

[ ]   Transition Report Pursuant to Section 13 or 15 (d) of the
      Securities Exchange Act of 1934

                          Commission File No. 33-83524

                          MERIT SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

        Virginia                                            54-1736551
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


   4551 Cox Road, Suite 300                                    23060
      Glen Allen, Virginia                                  (Zip Code)
(Address or principal executive offices)

        Registrant's telephone number, including area code (804) 217-5800

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No_X_

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates of the registrant as of the latest practicable date, March 15, 2002: None

     As of March 15, 2002, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.

================================================================================

                          MERIT SECURITIES CORPORATION
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                         Page
                                                                        Number

PART I.

     Item 1.  Business                                                     1
     Item 2.  Properties                                                   1
     Item 3.  Legal Proceedings                                            1
     Item 4.  Submission of Matters to a Vote of Security Holders          1

PART II.

     Item 5.  Market for Registrant's Common Equity and Related
                Stockholder Matters                                        2
     Item 6.  Selected Financial Data                                      2
     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        2
     Item 7A. Quantitative and Qualitative Disclosures about
                Market Risk                                                4
     Item 8.  Financial Statements and Supplementary Data                  5
     Item 9.  Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure                       16
PART III.

     Item 10.   Directors and Executive Officers of the Registrant        16
     Item 11.   Executive Compensation                                    16
     Item 12.   Security Ownership of Certain Beneficial Owners
                  and Management                                          16
     Item 13.   Certain Relationships and Related Transactions            16

PART IV.

     Item 14.   Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                     17

SIGNATURES                                                                19

                                     PART I

Item 1.  BUSINESS

Merit Securities Corporation (the "Company") was incorporated in Virginia on August 19, 1994 as a wholly-owned, limited-purpose finance subsidiary of Dynex Capital, Inc. ("Dynex"), a New York Stock Exchange listed financial services company (symbol: DX). On September 4, 1996, Issuer Holding Corporation, Inc. ("IHC"), a wholly owned subsidiary of Dynex, acquired all of the outstanding stock of the Company and certain other affiliates of Dynex.

The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds"). The Bonds will be secured by securities backed primarily by: (i) mortgage loans secured by first or second liens on residential property, (ii) other mortgage pass-through certificates or mortgage-collateralized obligations, (iii) property tax receivables and (iv) consumer installment loans (collectively, the "Collateral"). In the future, the Company may also securitize other types of loans or securities such as Federal National Mortgage Association
Mortgage-Backed   Certificates,   Federal   Home   Loan   Mortgage   Corporation
Mortgage-Backed Certificates, or Government National Mortgage Association Mortgage-Backed Certificates.

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

From the date of its inception to December 31, 2001, the Company has issued fourteen (14) series of Bonds totaling approximately $9.1 billion aggregate principal amount. To date, ten (10) of these series have been called and collapsed into subsequent issuances or called and re-offered for sale. As of December 31, 2001, the Company had four (4) series of Bonds outstanding totaling approximately $1.5 billion compared to four (4) series at December 31, 2000 totaling $2.1 billion.

At December 31, 2001, the Company had securities of approximately $308.6 million remaining for issuance under a shelf registration statement filed with the Securities and Exchange Commission. The Company does not currently anticipate issuing additional Bonds in the near future, other than the possible call and re-securitization or re-issuance of previously issued Bonds.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

--------------------------------------------------------------------------------------------- ----------------
                                                                                December 31,

                                                                ----------------------------------------------
(amounts in thousands except series outstanding)                      2001                         2000
--------------------------------------------------------------- ----------------- ----------- ----------------

Collateral for collateralized bonds                             $   1,595,653                  $  2,208,015
Non-recourse debt - collateralized bonds                            1,542,924                     2,143,028
Shareholder's equity                                                   57,164                        64,997

Collateralized bond series outstanding                                      4                             4

--------------------------------------------------------------- ----------------- ----------- ----------------

Collateral for collateralized bonds
As of both December 31, 2001 and 2000, the Company had four series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.6 billion at December 31, 2001 compared to $2.2 billion at December 31, 2000. This decrease of $0.6 billion is primarily the result of $577.6 million in paydowns on the collateral during 2001.

Non-recourse debt - collateralized bonds
Collateralized bonds decreased to $1.5 billion at December 31, 2001 from $2.1 billion at December 31, 2000 as a result of $430.1 million in paydowns during 2001.

Shareholder's Equity
Shareholder's equity decreased to $57.2 million at December 31, 2001, from $65.0 million at December 31, 2000. This decrease was a result of dividend and return of capital distributions made by the Company to IHC, partially offset by a $58.7 million decrease in the net unrealized loss on investments available-for-sale, from $94.3 million at December 31, 2000 to $35.6 million at December 31, 2001, and a net gain of $5.0 million during 2001.

                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                                         For the Year Ended December 31,
                                                               -----------------------------------------------------
(amounts in thousands)                                               2001              2000             1999
--------------------------------------------------------------------------------------------------------------------

Interest income                                                $      150,372    $      201,317     $    209,090
Interest expense on collateralized bonds                              108,135           175,306          173,939
Provision for losses                                                   34,510            34,108           13,555
Net interest margin                                                     5,999            (9,709)          19,601

Loss on termination of interest rate caps                                   -            (2,440)               -
Gain on sale of securities                                                  -                 -              397
Extraordinary (loss) gain - extinguishment of debt                     (1,013)                -           26,815
Net income (loss)                                                       4,986           (12,714)          45,187

--------------------------------------------------------------------------------------------------------------------

Interest income on the collateral for collateralized bonds decreased to $150.4 million in 2001 from $201.3 million in 2000. This decrease was primarily a result of the continued impact of prepayments on interest income, as average collateral for collateralized bonds declined from $2.6 billion to $2.0 billion for the years ended December 31, 2000 and 2001, respectively, coupled with the overall decline in interest rates during 2001. Interest income on the collateral for collateralized bonds decreased to $201.3 million in 2000 from $209.1 million in 1999. This decrease was primarily a result of the decline in the average collateral for collateralized bonds, which decreased from $2.9 billion to $2.6 billion for the years ended December 31, 1999 and 2000, respectively. This decrease was partially offset by lower premium amortization caused by lower prepayments during the year ended December 31, 2000 than during the same period in 1999.

Interest expense on collateralized bonds decreased to $108.1 million in 2001 from $175.3 million in 2000, primarily due to the decrease in one-month London InterBank Offered Rate ("LIBOR") during 2001 and the decline in average collateralized bonds due to prepayments on the related collateral for collateralized bonds. Interest expense on collateralized bonds increased from $173.9 million in 1999 to $175.3 million in 2000, primarily due to the increase in one-month LIBOR during the first half of 2000, which was partially offset by the decline in average collateralized bonds due to prepayments on the related collateral for collateralized bonds.

Provision for losses increased to $34.5 million in 2001 from $34.1 million in 2000. The Company has seen the loss severity on manufactured housing loans increase dramatically since the third quarter of 2000 as a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. In addition, the Company has seen some increase in overall default rates on its manufactured housing loans. The Company anticipates that market conditions for manufactured housing loans will remain unfavorable through 2002. Provision for losses increased to $34.1 million in 2000 from $13.6 million in 1999 as a result of an overall increase in credit risk retained from securities issued by the Company (principally for securities issued in the latter portion of 1999), and a charge of $13.3 million in the fourth quarter of 2000 due to the under-performance of the Company's securitized manufactured housing loan portfolio.

Net interest margin in 2001 increased to a positive $6.0 million from a negative $9.7 million in 2000. This increase was the result of the reduction in the Company's average cost of funds as a result of the overall decline in interest rates during 2001. Due to the mismatch in the re-pricing of the Company's assets and liabilities (the adjustable rate portion of the Company's assets resets generally every six months and the adjustable rate portion of the Company's collateralized bonds resets generally every month), the decrease in overall rates benefited the Company's net interest margin. Net interest margin decreased in 2000 to a negative $9.7 million from a positive $19.6 million in 1999. This decrease was primarily the result of additional provision for losses and an increase in interest expense, partially offset by lower premium amortization caused by lower prepayments during 2000 than during 1999.

Loss on termination of interest rate caps of $2.4 million during 2000 is the result of the liquidation of the Company's interest rate cap agreements, which had a notional balance of $351 million.

Gain on sale of securities of $0.4 million during 1999 is the result of the recognition of the gain on the sale of the remaining portion of the Merit 11B A-1 class, which had a principal balance of $4.9 million

The Company incurred an extraordinary loss of $1.0 million in 2001 on the call and re-issuance of $503.8 million of collateralized bonds related to its Series 11A bonds. The Company also incurred an extraordinary gain of $26.8 million related to the recognition of unamortized premiums net of unamortized issuance costs on seven series of collateralized bonds, which were called and retired during 1999. The associated collateral was re-securitized in 1999.

Credit Exposures
With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At December 31, 2001, the Company retained $151.1 million in aggregate principal amount of overcollateralization compared to $184.7 million at December 31, 2000.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest margin comprises the primary component of the Company's earnings. Additionally, cash flow from the investment portfolio represents the primary component of the Company's incoming cash flow. The Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods. The Company's strategy has been to mitigate interest rate risk through the creation of a diversified investment portfolio of high quality assets that, in the aggregate, preserves the Company's capital base while generating stable income and cash flow in a variety of interest rate and prepayment environments.

The Company monitors the aggregate cash flow, projected net yield and market value of its investment portfolio under various interest rate and prepayment assumptions. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its cash flow for the next twenty-four months assuming no changes in interest rates from those at period end. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of December 31, 2001. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of December 31, 2001. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.

                                             % Change in Net
       Basis Point                         Interest Margin Cash
  Increase (Decrease) in                        Flow From
      Interest Rates                            Base Case
---------------------------             ---------------------------

            +200                                   (4.3)%
            +100                                   (2.2)%
            Base
            -100                                    2.2%
            -200                                    4.3%

Approximately $689 million of the Company's investment portfolio as of December 31, 2001 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 67% and 21% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and collateral for collateralized bonds relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that the Company has entered into such agreements.

The remaining portion of the Company's collateral for collateralized bonds as of December 31, 2001, approximately $956 million, is comprised of loans that have coupon rates that are fixed. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates, not the level of short-term interest rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED FINANCIAL STATEMENTS

MERIT SECURITIES CORPORATION

Independent Auditors' Report for the years
   ended December 31, 2001, 2000 and 1999.....................................9
Balance Sheets - December 31, 2001 and 2000..................................10
Statements of Operations - For the years
   ended December 31, 2001, 2000 and 1999....................................11
Statements of Shareholder's Equity - For
   the years ended December 31, 2001, 2000 and 1999..........................12
Statements of Cash Flows - For the years ended
   December 31, 2001, 2000 and 1999..........................................13
Notes to Financial Statements - For the years
   ended December 31, 2001, 2000 and 1999....................................14

INDEPENDENT AUDITORS' REPORT



The Board of Directors
Merit Securities Corporation


We have audited the accompanying balance sheets of Merit Securities Corporation, a wholly-owned subsidiary of Issuer Holding Corporation, Inc., as of December 31, 2001 and 2000 and the related statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Merit Securities Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

Richmond, Virginia
March 5, 2002

MERIT SECURITIES CORPORATION
Balance Sheets
December 31, 2001 and 2000
(amounts in thousands except share data)


                                                2001               2000
                                        -----------------    ------------------
Assets:
   Collateral for collateraliz          $     1,595,653           $   2,208,015
   Loans                                          4,435                       -
   Cash                                               -                      10
                                        -----------------    ------------------
                                        $     1,600,088           $   2,208,025
                                        =================    ==================

Liabilities and Shareholder's Equity:

Liabilities:
   Non-recourse debt - collateralized
     bonds                              $     1,542,924           $   2,143,028
                                        -----------------     -----------------
                                              1,542,924               2,143,028
                                        -----------------     -----------------

Shareholder's Equity:
   Common stock, no par value
     10,000 shares authorized,
        1,000 issued and outstanding                 10                      10
   Additional paid-in capital                    92,774                 147,240
   Accumulated other comprehensive loss         (35,620)                (94,296)
   Retained earnings                                  -                  12,043
                                        -----------------     ------------------
                                                 57,164                  64,997
                                        -----------------     ------------------
                                       $      1,600,088            $   2,208,025
                                       =================      ==================

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
For the years ended December 31, 2001, 2000 and 1999
(amounts in thousands)


                                                             2001             2000              1999
                                                     ------------------------------------------------------
  Interest income:
    Collateral for collateralized bonds                $   150,372      $    201,317        $    209,090
                                                     ------------------------------------------------------

  Interest and related expense:
    Interest expense on collateralized bonds               108,135           175,306             173,939
    Other collateralized bond expense                        1,728             1,612               1,995
                                                     ------------------------------------------------------
                                                           109,863           176,918             175,934
                                                     ------------------------------------------------------

  Net interest margin before provision for losses           40,509            24,399              33,156
  Provision for losses                                     (34,510)          (34,108)            (13,555)
                                                     ------------------------------------------------------
  Net interest margin                                        5,999            (9,709)             19,601

Loss on termination of interest rate caps                        -            (2,440)                  -
Gain on sale of securities                                       -                 -                 397
Other expense                                                    -               (94)                  -
Interest on due to affiliates, net                               -              (471)             (1,626)
                                                     ------------------------------------------------------
Income (loss) before extraordinary item                      5,999           (12,714)             18,372

Extraordinary (loss) gain - extinguishment of debt          (1,013)                -              26,815
                                                     ------------------------------------------------------

Net income (loss)                                      $     4,986      $    (12,714)       $     45,187

                                                     ======================================================

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Shareholder's Equity For the years ended December 31, 2001, 2000and 1999 (amounts in thousands)



                                                                          Accumulated other      Retained
                                                           Additional       comprehensive        earnings
                                          Common Stock      paid-in         income (loss)      (accumulated
                                                            capital                              deficit)         Total
                                         --------------- --------------- -------------------- --------------- --------------

Balance at January 1, 1999               $        10     $   190,156     $       33,575       $   (20,430)    $   203,311

Comprehensive loss:
   Net income                                      -               -                  -            45,187          45,187

   Change in net unrealized gain on
     investments available-for-sale                -               -            (48,324)                -         (48,324)
                                                                                                            --------------
Total comprehensive loss                                                                                           (3,137)

Capital distributions                              -         (64,159)                 -                 -         (64,159)
                                         --------------- --------------- -------------------- --------------- --------------

Balance at December 31, 1999                      10         125,997            (14,749)           24,757         136,015

Comprehensive loss:
   Net loss                                        -               -                  -           (12,714)        (12,714)

   Change in net unrealized loss on
     investments available-for-sale                -               -            (79,547)                -         (79,547)
                                                                                                              --------------
Total comprehensive loss                                                                                          (92,261)

Capital contributions                              -          21,243                  -                 -          21,243
                                         --------------- --------------- -------------------- --------------- --------------

Balance at December 31, 2000                      10         147,240            (94,296)           12,043          64,997

Comprehensive loss:
   Net income                                      -               -                  -             4,986           4,986

   Change in net unrealized loss on
     investments available-for-sale                -               -             58,676                 -          58,676
                                                                                                              --------------
Total comprehensive income                                                                                         63,662

Dividends and capital distributions                -         (54,466)                 -           (17,029)        (71,495)
                                         --------------- --------------- -------------------- --------------- --------------

Balance at December 31, 2001             $        10       $  92,774     $      (35,620)      $         -     $    57,164
                                         =============== =============== ==================== =============== ==============

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
For the years ended December 31, 2001, 2000 and 1999
(amounts in thousands)


                                                                       2001              2000             1999
                                                                -----------------------------------------------------

  Operating activities:
    Net income (loss)                                           $     4,986           $ (12,714)          $  45,187
      Adjustments  to  reconcile  net  income  (loss)
        to net cash  provided  by operating activities:
          Loss on termination of interest rate caps                       -               2,440                   -
          Gain on sale of investments                                     -                   -                (397)
          Provision for losses                                       34,510              34,108              13,555
          Extraordinary loss (gain) - extinguishment of debt          1,013                   -             (26,815)
          Amortization, net                                           9,264               9,971              15,664
          Other                                                      (2,703)                 36               1,188
                                                                -----------------------------------------------------
            Net cash provided by operating activities                47,070              33,841              48,382
                                                                -----------------------------------------------------

  Investing activities:
    Collateral for collateralized bonds:
      Purchase of loans subsequently securitized                          -                   -            (668,858)
      Principal payments on collateral                              577,625             507,521           1,096,474
      Proceeds from sale of collateral for collateralized bonds      48,710                   -               5,250
      Net decrease in accrued interest receivable and funds
        held by trustee                                               3,911               2,700               3,116
                                                                -----------------------------------------------------
        Net cash provided by investing activities                   630,246             510,221             435,982
                                                                -----------------------------------------------------

  Financing activities:
    Collateralized bonds:
      Proceeds from issuance of collateralized bonds                503,914                 657             623,286
      Principal payments on collateralized bonds                 (1,108,734)           (523,198)         (1,091,382)
      Decrease in accrued interest payable                           (1,011)               (420)                (64)
      (Decrease) increase in due to affiliates                            -             (42,344)             47,955
      Dividends and capital contributions (distributions)           (71,495)             21,243             (64,159)
                                                                -----------------------------------------------------
        Net cash used for financing activities                     (677,326)           (544,062)           (484,364)
                                                                -----------------------------------------------------

  Net change in cash                                                    (10)                  -                   -
  Cash at beginning of year                                              10                  10                  10
                                                                -----------------------------------------------------

  Cash at end of year                                             $      10           $       -         $        10
                                                                =====================================================

  Supplemental disclosure of cash flow information:
    Cash paid for interest                                        $ 105,654           $ 171,906         $    172,259
                                                                =====================================================

  Supplemental disclosure of non-cash activities:
     Collateral for collateralized bonds subsequently             $       -           $       -         $  1,569,734
  securitized
                                                                =====================================================

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Notes to Financial Statements
For the years ended December 31, 2001, 2000 and 1999
(dollar amounts in thousands)

NOTE 1 - THE COMPANY

Merit Securities Corporation (the "Company") is a wholly owned, limited-purpose finance subsidiary of Issuer Holding Corporation, Inc. ("IHC"). The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds. Prior to September 4, 1996, the Company was a wholly-owned subsidiary of Dynex Capital, Inc. ("Dynex"), a New York Stock Exchange listed financial services company (symbol: DX). On September 4, 1996, IHC acquired all of the outstanding stock of the Company and certain other affiliates of Dynex. IHC is a wholly owned subsidiary of Dynex.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Federal Income Taxes
Dynex and its wholly owned subsidiaries, including the Company, (together, "Dynex Capital") have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. As a result, Dynex Capital generally will not be subject to federal income taxation at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for income taxes for the Company in the accompanying financial statements, as Dynex Capital believes it has met the prescribed distribution requirements. The Company is a qualified REIT subsidiary of Dynex. Should the Company not maintain its qualified REIT subsidiary status in the future, or if Dynex does not maintain its REIT status, it may be subject to income taxes.

Collateral for Collateralized Bonds
Collateral for collateralized bonds consists of debt securities, which have been pledged to secure collateralized bonds. These debt securities are backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential properties and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title.

Pursuant to the requirements of Statement of Financial Accounting Standards ("FAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified all of its collateral for collateralized bonds as available-for-sale. As such, the collateral for collateralized bonds at December 31, 2001 and 2000 is reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income.

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

Derivative Financial Instruments
The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures ("Interest Rate Agreements") to manage its sensitivity to changes in interest rates. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At the inception of the hedge, these instruments are designated as either hedge positions or trading positions using criteria established in FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

For Interest Rate Agreements designated as hedge instruments, the Company evaluates the effectiveness of these hedges against the financial instrument being hedged under various interest rate scenarios. The effective portion of the gain or loss on an Interest Rate Protection Agreement designated as a hedge is reported in accumulated other comprehensive income, and the ineffective portion of such hedge is reported in income.

As a part of the Company's interest rate risk management process, the Company may be required periodically to terminate hedge instruments. Any realized gain or loss resulting from the termination of a hedge is amortized into income or expense of the corresponding hedged instrument over the remaining period of the original hedge or hedged instrument.

If the underlying asset, liability or commitment is sold or matures, the hedge is deemed partially or wholly ineffective, or the criteria that was executed at the time the hedge instrument was entered into no longer exists, the Interest Rate Agreement is no longer accounted for as a hedge. Under these circumstances, the accumulated change in the market value of the hedge is recognized in current income to the extent that the effects of interest rate or price changes of the hedged item have not offset the hedge results or otherwise previously been recognized in income.

For Interest Rate Agreements entered into for trading purposes, realized and unrealized changes in fair value of these instruments are recognized in the consolidated statements of operations as trading activities in the period in which the changes occur or when such trade instruments are settled. Amounts payable to or receivable from counterparties, if any, are included on the consolidated balance sheets in accrued expenses and other liabilities.

     FAS No. 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under FAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted FAS No. 133 effective January 1, 2001. The adoption of FAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Loans
Loans considered held for sale are carried at the lower of amortized cost or market. Loans held to maturity are carried at amortized cost. At December 31, 2001, $3,529 was considered held for sale and $906 was considered held to maturity.

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

Fair Value. The Company uses estimates in establishing fair value for its collateral for collateralized bonds. Fair value estimates are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates and credit loss assumptions. The discount rates used are based on management's estimates of market rates, and the cash flows are projected utilizing the current interest rate environment and forecasted prepayment rates and credit losses. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at December 31, 2001 and 2000. Prepayment rate assumptions at December 31, 2001 and 2000 were generally at a "constant prepayment rate," or CPR, ranging from 35%-60% for 2001, and 28% for 2000, respectively, for collateral for collateralized bonds consisting of single-family mortgage loans and securities, and a CPR equivalent ranging from 9%-10% for 2001 and 7% for 2000, respectively for collateral for collateralized bonds consisting of manufactured housing loan collateral. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of collateral of collateralized bonds, depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the security can be called and retired by the Company, if there is economic value to the Company in calling and retiring the security, which is typically triggered when the remaining security balance equals 35% of the original balance (the "Call Date"). The Company estimates anticipated market prices of the underlying collateral at the Call Date. Since the fair value of the Company's collateral for collateralized bonds is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the financial statements. The fair value of all balance sheet financial instruments is presented in Notes 3 and 6.

Allowance for losses. As discussed in Note 4, the Company has retained credit risk on certain collateral for collateralized bonds. The Company has established an allowance for losses for the estimated credit risk retained based on management's judgment. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of the potential credit losses, as well as industry loss experience. Provisions made to increase the allowance related to the credit risk retained are presented as provision for losses in the accompanying financial statements. The Company's actual credit losses may differ from those estimates used to establish the allowance.

Prepaid Shelf Registration Fees
Fees incurred in connection with filing a shelf registration for the issuance of collateralized bonds are deferred and recognized with each securitization prorata to the size of the issuance.

     Recent Accounting Pronouncements FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted FAS No. 133 effective January 1, 2001. The adoption of FAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS No. 140"). FAS No. 140 replaces the Statement of Financial Accounting Standards No. 125 "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"
("FAS No. 125"). FAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of FAS No. 125 provisions without reconsideration. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. FAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of FAS No. 140 did not have a material impact on the Company's financial statements.

In June 2001, FASB issued FAS No. 141, "Business Combinations". FAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. The adoption of FAS No. 141 did not have an impact on the financial position, results of operations or cash flows of the Company.

In June 2001, the FASB issued FAS No. 142, "Goodwill and Other Intangible Assets". FAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As the Company has no goodwill or intangible assets that it is amortizing, the adoption of SFAS No. 142 will have no effect on the financial position, results of operations or cash flows of the Company.

In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No.143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of FAS No. 143 will have a significant impact on the financial position, results of operations or cash flows of the Company.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and the accounting and reporting provisions of Accounting Principles Board (APB) No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. FAS No. 144 retains many of the provisions of FAS No. 121, but addresses certain implementation issues associated with that Statement. The Company does not believe the adoption of FAS No. 144 will have a significant impact on the financial position, results of operations or cash flows of the Company.

Basis of Presentation
Certain amounts for 2000 and 1999 have been reclassified to conform to the presentation for 2001.

NOTE 3 - COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds classified as available-for-sale at December 31, 2001 and 2000, and the related average effective interest rates (calculated for the month ended December 31, 2001 and 2000, and excluding unrealized gains and losses):

------------------------------------------ ---------------------------------- ----------------------------------
                                                         2001                               2000
                                                               Effective                          Effective
                                              Fair Value     Interest Rate       Fair Value     Interest Rate
------------------------------------------ ----------------- ---------------- ----------------- ----------------

Collateral for collateralized bonds:
  Amortized cost                           $   1,652,346           6.9%       $   2,322,537           8.1%
  Allowance for losses                           (21,073)                           (20,226)
                                           -----------------                  -----------------
     Amortized cost, net                       1,631,273                          2,302,311
  Gross unrealized gains                          26,929                             25,113
  Gross unrealized losses                        (62,549)                          (119,409)
------------------------------------------ ----------------- ---------------- ----------------- ----------------
                                           $    1,595,653                     $   2,208,015
------------------------------------------ ----------------- ---------------- ----------------- ----------------

Collateral for collateralized bonds consists of debt securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential housing and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. The Company's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued are non-recourse to the Company. The collateral for collateralized bonds can be sold by the Company, but only subject to the lien of the collateralized bond indenture.

The components of collateral for collateralized bonds at December 31, 2001 and 2000 are as follows:

--------------------------------------------- ---------------- -----------------
                                                      2001              2000
--------------------------------------------- ---------------- -----------------
Collateral, net of allowance                    $  1,623,957     $  2,285,703
Funds held by trustees                                   530            1,381
Accrued interest receivable                           11,165           15,079
Unamortized premiums and discounts, net               (4,379)             148
Unrealized loss, net                                 (35,620)         (94,296)
--------------------------------------------- ---------------- -----------------
                                                $  1,595,653     $  2,208,015
--------------------------------------------- ---------------- -----------------

NOTE 4 - ALLOWANCE FOR LOSSES ON COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the activity for the allowance for losses on collateral for collateralized bonds for the years ended December 31, 2001, 2000 and 1999:

--------------------------------------------- ---------------- -----------------
                                    2001              2000             1999
--------------------------------------------- ---------------- -----------------
Beginning balance               $   20,226      $   11,830       $   16,593
Provision for losses                34,510          34,108           13,555
Losses charged-off, net of
  recoveries                       (33,663)        (25,712)         (18,318)
--------------------------- ----------------- ---------------- -----------------
Ending balance                  $   21,073      $   20,226       $   11,830
--------------------------- ----------------- ---------------- -----------------

The Company has limited exposure to credit risk retained on loans, which it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "overcollateralization"), excluding price premiums and discounts and hedge gains and losses. The allowance for losses on the overcollateralization totaled $21,073 and $20,226 at December 31, 2001 and 2000 respectively, and is included in collateral for collateralized bonds in the accompanying consolidated balance sheets. Overcollateralization at December 31, 2001 and 2000 totaled $93,468and $149,435 respectively

NOTE 5 - COLLATERALIZED BONDS

The components of collateralized bonds along with certain other information at December 31, 2001 and 2000 are summarized below:

      ------------------------------------ ---------------------------------- ----------------------------------
                                                         2001                               2000
                                           Bonds Outstanding    Range of      Bonds Outstanding    Range of
                                                             Interest Rates                     Interest Rates
      ------------------------------------ ----------------- ---------------- ----------------- ----------------
     Variable-rate classes                 $     979,174        2.5%-5.6%      $  1,507,786        6.9%-10.1%
      Fixed-rate classes                         572,390        6.2%-8.0%           648,708        6.2%-8.0%
      Accrued interest payable                     3,744                              4,754
      Deferred bond issuance costs                (4,003)                            (4,905)
      Unamortized (discount) premium              (8,381)                           (13,315)
      ------------------------------------ ----------------- ---------------- ----------------- ----------------
                                           $     1,542,924                       $2,143,028
      ------------------------------------ ----------------- ---------------- ----------------- ----------------

      Range of stated maturities               2015-2033                          2015-2033

      Number of series                                 4                                  4
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

The variable rate classes are based on one-month London InterBank Offered Rate ("LIBOR"). The average effective rate of interest expense for collateralized bonds was 6.1%, 7.6%, and 6.2% for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 6 - ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's recorded financial instruments, as well as information about certain specific off-balance sheet financial instruments as of December 31, 2001 and 2000:

 ------------------------------------ --------------------------------------- ------------------------------------
                                                           2001                                  2000
                                                 Amortized                             Amortized
                                                   Amount       Fair Value              Amount       Fair Value
 ------------------------------------ -------- --------------- -------------- ------ -------------- --------------
 Recorded financial instruments:

 Assets:
   Collateral for collateralized bonds         $  1,631,273    $  1,595,653          $  2,302,311   $  2,208,015
   Loans                                              4,435           4,435                     -              -
   Cash                                                   -               -                    10             10
  Liabilities:
   Collateralized bonds                           1,542,924       1,485,756             2,143,028      2,095,805

The estimated fair values of financial instruments have been determined using available market information and appropriate valuation methodologies. However, a degree of judgment is necessary in evaluating market data and forming these estimates.

Recorded Financial Instruments. The fair value of the collateral for collateralized bonds is based on the present value of the projected cash flows using appropriate discount rates, credit loss and prepayment assumptions. The fair value of loans was based on management's estimate. Non-recourse debt is both floating and fixed, and is considered within the security structure along with the associated collateral for collateralized bonds.


NOTE 7 - OTHER MATTERS

At both December 31, 2001 and 2000, the Company had remaining $308,602 for issuance under shelf registration statements filed with the Securities and Exchange Commission.

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

                                     MERIT SECURITIES CORPORATION


                                     By:   /s/ Thomas H. Potts
                                          ------------------------------
                                           Thomas H. Potts
                                           (Principal Executive Officer)



                                     By:  /s/ Stephen J. Benedetti
                                          ------------------------------
                                          Stephen J. Benedetti
                                         (Principal Financial &
                                          Accounting Officer)

Dated:  March 28, 2002



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                                Capacity              Date


/s/ Thomas H. Potts                             Director          March 28, 2002
----------------------------------------
Thomas H. Potts


/s/ J. Thomas O'Brien, Jr.                      Director          March 28, 2002
----------------------------------------
J. Thomas O'Brien, Jr.


/s/ Christopher T. Bennett                       Director         March 28, 2002
----------------------------------------
Christopher T. Bennett

                                  EXHIBIT INDEX

                                                                Sequentially
Exhibit                                                         Numbered Page
-------                                                       ----------------

23.1              Consent of DELOITTE & TOUCHE LLP                     I

                                                                    Exhibit 23.1




INDEPENDENT AUDITORS' CONSENT


We consent to incorporation by reference in the Registration Statement No. 333-64385 of Merit Securities Corporation on Form S-3 of our report dated March 5, 2002, appearing in this Annual Report on Form 10-K of Merit Securities Corporation for the year ended December 31, 2001.



DELOITTE & TOUCHE LLP

Richmond, Virginia
March 28, 2002