Form 10-Q
period 2002-03-31
MERIT SECURITIES CORP
filed 2002-05-15
CIK 929426

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

As of May 10, 2002, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

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


                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets at March 31, 2002 (unaudited)
         and December 31, 2001...........................................1

         Condensed Statements of Operations for the three
         months ended March 31, 2002 and 2001 (unaudited)................2

         Condensed Statements of Cash Flows for the
         three months ended March 31, 2002 and 2001
         (unaudited).....................................................3

         Notes to Unaudited Condensed Financial Statements...............4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................5

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................8

Item 5.  Other Information...............................................8

Item 6.  Exhibits and Reports on Form 8-K................................8

SIGNATURES..............................................................11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERIT SECURITIES CORPORATION
Condensed Balance Sheets
(amounts in thousands except share data)

                                               (Unaudited)
                                                March 31,             December 31,
                                                  2002                   2001
                                            ------------------     ------------------
ASSETS:
   Collateral for collateralized bonds       $    1,445,256         $    1,595,653
   Loans                                              3,801                  4,435
                                            ------------------     ------------------
                                             $    1,449,057         $    1,600,088
                                            ==================     ==================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds  $    1,395,545         $    1,542,924
   Due to affiliate                                     582                      -
                                            ------------------      -----------------
                                                  1,396,127              1,542,924
                                            ------------------      -----------------

SHAREHOLDER'S EQUITY:
   Common stock, no par value,
       10,000 shares authorized, 1,000
       shares issued and outstanding                     10                     10
   Additional paid-in capital                        81,452                 92,774
   Accumulated other comprehensive loss             (30,205)               (35,620)
   Retained earnings                                  1,673                      -
                                            ------------------      ------------------
                                                     52,930                 57,164
                                            ------------------      ------------------
                                            $    1,449,057          $    1,600,088
                                            ==================      ==================

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Condensed Statements of Operations, Unaudited
(amounts in thousands except share data)

                                                    Three Months Ended
                                                         March 31,
                                                ----------------------------
                                                   2002            2001
                                                -------------  -------------

Interest income:
    Collateral for collateralized bonds         $   26,815     $    44,754
                                                -------------  --------------

Interest and related expense:
    Interest expense on collateralized bonds        16,869          35,877
    Other collateralized bond expense                  435             412
                                                -------------  --------------
                                                    17,304          36,289
                                                -------------  --------------

Net interest margin before provision for losses      9,511           8,465
Provision for losses                                (7,838)         (6,338)
                                                -------------  --------------
Net interest margin                                  1,673           2,127

Interest on due to affiliates, net                       -               -
                                                -------------  --------------
Net income                                      $    1,673     $     2,127
                                                =============  ==============

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Condensed Statements of Cash Flows, Unaudited
(amounts in thousands)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                 -------------------------------------------
                                                                        2002                    2001
                                                                 -------------------     -------------------

Operating activities:
  Net income                                                     $   1,673               $   2,127
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Provision for losses                                             7,838                   6,338
    Amortization, net                                                2,903                   2,341
    Other                                                            2,463                     924
                                                                 -------------------     -------------------
      Net cash provided by operating activities                     14,877                  11,730
                                                                 -------------------     -------------------

Investing activities:
  Collateral for collateralized bonds:
    Principal payments on collateral                               145,578                  138,495

    Net decrease in accrued interest receivable and                 (1,260)                    (462)
      funds held by trustee
                                                                 -------------------     -------------------
      Net cash provided by investing activities                    144,318                 138,033
                                                                 -------------------     -------------------

Financing activities:
  Collateralized bonds:
    Principal payments on collateralized bonds                    (148,325)               (144,305)
    Decrease in accrued interest payable                              (130)                   (217)
    Increase in due to affiliates                                      582                       -
    Dividends and capital distributions                            (11,322)                 (5,251)
                                                                 -------------------     -------------------
      Net cash used for financing activities                      (159,195)               (149,773)
                                                                 -------------------     -------------------

Net decrease in cash                                                     -                     (10)
Cash, beginning of period                                                -                      10
                                                                 -------------------     -------------------

Cash, end of period                                              $       -               $       -
                                                                 ===================     ===================
Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  16,256               $  35,168
                                                                 ===================     ===================

See notes to unaudited financial statements.

MERIT SECURITIES CORPORATION
Notes to Unaudited Condensed Financial Statements
March 31, 2002
(amounts in thousands except share data)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The condensed financial statements include the accounts of Merit Securities Corporation (the "Company"). The Company is a wholly owned, limited-purpose finance subsidiary of Issuer Holding Corporation ("IHC"). IHC was formed on September 4, 1996 to acquire all of the outstanding stock of the Company and certain other affiliates of Dynex Capital, Inc. ("Dynex"). IHC is a wholly owned subsidiary of Dynex. The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds").

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial statements have been included. The Condensed Balance Sheet at March 31, 2002, the Condensed Statements of Operations for the three months ended March 31, 2002 and 2001, the Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001, and the related notes to condensed financial statements are unaudited. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2001.

Certain amounts for 2001 have been reclassified to conform to the presentation for 2002.


NOTE 2--COLLATERAL FOR COLLATERALIZED BONDS

Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds at March 31, 2002 and December 31, 2001, and the related average effective interest rates
(calculated for the month ended March 31, 2002 and December 31, 2001, and excluding unrealized gains and losses):

-------------------------------------------------------------------------------------------------------------------
                                                      March 31, 2002                    December 31, 2001
-------------------------------------------------------------------------------------------------------------------
                                                                  Effective                          Effective
                                              Fair Value        Interest Rate      Fair Value      Interest Rate
-------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
   Amortized cost                         $      1,497,800          7.0%       $      1,652,346         6.9%
   Allowance for losses                            (22,340)                             (21,073)
-------------------------------------------------------------------------------------------------------------------
      Amortized cost, net                        1,475,460                            1,631,273
   Gross unrealized gains                           26,762                               26,929
   Gross unrealized losses                         (56,966)                             (62,549)
-------------------------------------------------------------------------------------------------------------------
                                          $      1,445,256                     $      1,595,653
-------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds consists of debt securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential housing, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. The Company's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued are non-recourse to the Company. The collateral for collateralized bonds can be sold by the Company, but only subject to the lien of the collateralized bond indenture.


NOTE 3 - USE OF ESTIMATES

Fair Value
----------
The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for collateral for collateralized bonds are determined by calculating the present value of the projected net cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Discount rates used are those management believes would be used by willing buyers of these financial instruments at prevailing market rates. The discount rate used in the determination of fair value of the collateral for collateralized bonds at both March 31, 2002 and December 31, 2001 was 16%. Variations in market discount rates, prepayment rates and credit loss assumptions may materially impact the resulting fair values of the Company's financial instruments. Since the fair value of the Company's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements.


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

                               FINANCIAL CONDITION

--------------------------------------------------- ------------------ ---- -------------------
                                                        March 31,              December 31,
(amounts in thousands except per share data)              2002                     2001
--------------------------------------------------- ------------------ ---- -------------------

Collateral for collateralized bonds                  $   1,445,256            $   1,595,653
Non-recourse debt - collateralized bonds                 1,395,545                1,542,924
Shareholder's equity                                        52,930                   57,164

Collateralized bond series outstanding                           4                        4

--------------------------------------------------- ------------------ ---- -------------------

Collateral for collateralized bonds
-----------------------------------
As of both March 31, 2002 and December 31, 2001, the Company had 4 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.45 billion at March 31, 2002 compared to $1.60 billion at December 31, 2001. This decrease of $150 million is primarily the result of $146 million in paydowns on the collateral.

Non-recourse debt - collateralized bonds
----------------------------------------
     Collateralized bonds decreased to $1.40 billion at March 31, 2002 from $1.54 billion at December 31, 2001 primarily as a result of $148.3 million in paydowns during the three months ended March 31, 2002.

Shareholder's Equity
--------------------
Shareholder's equity decreased to $52.9 million at March 31, 2002 from $57.2 million at December 31, 2001. This decrease was primarily the result of a $11.3 million capital distribution to IHC during the period, partially offset by net income of $1.7 million and a decrease of $5.4 million in net unrealized loss on investments available-for-sale during the three months ended March 31, 2002.


                              RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                  March 31,
                                                      -----------------------------------
(amounts in thousands)                                         2002               2001
-----------------------------------------------------------------------------------------

Interest income                                         $     26,815       $     44,754
Interest expense on collateralized bonds                      16,869             35,877
Provision for losses                                           7,838              6,338
Net interest margin                                            1,673              2,127
Net income                                                     1,673              2,127

---------------------------------------------------------------------------------------------

Interest income on the collateral for collateralized bonds decreased to $26.8 million for the three months ended March 31, 2002 from $44.8 million for the same period in 2001. This decrease was primarily a result of a decline in collateral for collateralized bonds between the respective periods.

Interest expense on collateralized bonds decreased to $16.9 million for the three months ended March 31, 2002 from $35.9 million for the three months ended March 31, 2001. This decrease resulted from the decline in collateralized bonds due to prepayments on the related collateral for collateralized bonds, coupled with an overall decline in the cost of funds on the collateralized bonds.

Provision for losses increased to $7.8 million for the three months ended March 31, 2002 from $6.3 million for the same period in 2001. The increase for the three months ended March 31, 2002 was primarily a result of increasing the reserve for probable losses on various loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk, specifically the Company's investment in manufactured housing loan pools.

Net interest margin for the three months ended March 31, 2002 was $1.7 million compared to $2.1 million for the same period in 2001. This decline in the three months ended March 31, 2002 was the result of an increase in provision for losses and the decline in interest earning assets was offset by reduced borrowing costs on collateralized bonds outstanding.

Credit Exposures
----------------
With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond issuance. Losses are generally first applied to the overcollateralized amount, or in some instances surplus cash and then the overcollaterialized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At March 31, 2002, the Company retained $142.3 million in aggregate principal amount of overcollateralization. The Company had reserves, or otherwise had provided coverage on $53.0 million at March 31, 2002. At March 31, 2002, $30.3 million of these reserve amounts are in the form of a loss reimbursement guarantee. During the first three months of 2002, the Company provided for additional reserves of $7.2 million and incurred credit losses of $6.0 million.

     The Company and Dynex have settled a dispute with the counter-party to the $30.3 million in reimbursement guarantees. Such guarantees are payable when cumulative loss trigger levels are reached on certain of the Company's single-family mortgage loan securitizations. The Company was paid $0.75 million in settlement of $2.4 million in claims which had been carried on the Company's books at $1.1 million. As part of the settlement certain trigger levels were reset and the reasons that a loss in the future would be a "non-qualifying" loss were significantly narrowed. As of March 31, 2002, $122 million of loans were subject to such reimbursement guarantees.

Other Matters
-------------
At March 31, 2002, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.


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

Approximately $0.6 billion of the Company's collateral for collateralized bonds as of March 31, 2002, is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 70% and 17% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

The remaining portion of the Company's collateral for collateralized bonds, as of March 31, 2002, approximately $0.9 billion, is comprised of loans that have coupon rates that are fixed. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates and to the level of short-term interest rates.

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

The following table summarizes the Company's net interest margin sensitivity analysis as of March 31, 2002. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of March 31, 2002. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

          ------------------------ ---------------------
                Basis Point          % Change in Net
          Increase (Decrease) in     Interest Margin
              Interest Rates          from Base Case
          ------------------------ ---------------------

                   +200                  (5.1)%
                   +100                  (2.6)%
                   Base                     -
                   -100                   2.6%
                   -200                   5.1%
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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MERIT SECURITIES CORPORATION



                                     By:  /s/ Thomas H. Potts
                                          --------------------------------------
                                          Thomas H. Potts
                                          President
                                          (Principal Executive Officer)



                                    By:  /s/ Stephen J. Benedetti
                                         ---------------------------------------
                                         Stephen J. Benedetti
                                         Executive Vice President,
                                           Chief Financial Officer
                                         (Principal Financial &
                                           Accounting Officer)

Dated:  May 15, 2002