Form 10-Q
period 2002-06-30
MERIT SECURITIES CORP
filed 2002-08-28
CIK 929426

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2002

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 33-83524


                          MERIT SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)


                           Virginia                                                   52-1549373
                (State or other jurisdiction of                                    (I.R.S. Employer
                incorporation or organization)                                   Identification No.)

        4551 Cox Road, Suite 300, Glen Allen, Virginia                                  23060
           (Address of principal executive offices)                                   (Zip Code)

                                                   (804) 217-5800
                                (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |_|Yes |X|No

As of July 31, 2002, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

================================================================================

                          MERIT SECURITIES CORPORATION

                                    FORM 10-Q


                                      Index


                                                                           Page

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets at
           June 30, 2002 and December 31, 2001(as
           restated) (unaudited)..............................................1

           Condensed Consolidated Statements of Operations
           for the three months and six months ended June 30,
           2002 and 2001(as restated)  (unaudited)............................2

           Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 2002 and 2001
           (as restated)  (unaudited).........................................3

         Notes to Unaudited Condensed Consolidated Financial Statements.......4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................10

Item 5.  Other Information...................................................10

Item 6.  Exhibits and Reports on Form 8-K....................................10

SIGNATURES...................................................................13

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MERIT SECURITIES CORPORATION
Condensed CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)




                                                                         June 30,                December 31,
                                                                           2002                      2001
                                                                   ---------------------     ---------------------
ASSETS:                                                                                         (As Restated,
                                                                                                 See Note 4)

     Collateral for collateralized bonds                               $   1,517,707             $   1,634,460
     Loans                                                                    12,013                     4,435
                                                                   ---------------------     ---------------------
                                                                       $   1,529,720             $   1,638,895
                                                                   =====================     =====================


LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
     Non-recourse debt - collateralized bonds                          $   1,460,694             $   1,542,924

SHAREHOLDER'S EQUITY:
     Common stock, no par value, 10,000 shares authorized,
       1,000 shares issued and outstanding                                        10                        10
     Additional paid-in capital                                               69,189                    92,774
     Accumulated other comprehensive (loss) income                            (2,499)                    3,187
     Retained earnings                                                         2,326                         -
                                                                   ---------------------     ---------------------
                                                                              69,026                    95,971
                                                                   ---------------------     ---------------------
                                                                       $   1,529,720             $   1,638,895
                                                                   =====================     =====================


See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
Condensed CONSOLIDATED STATEMENTS
     OF OPERATIONS (UNAUDITED)
(amounts in thousands)


                                                  Three Months Ended                         Six Months Ended
                                                       June 30                                   June 30
                                         -------------------------------------     -------------------------------------
                                              2002                 2001                 2002                 2001
                                         ----------------     ----------------     ----------------     ----------------
                                                               (As Restated,                             (As Restated,
                                                                See Note 4)                               See Note 4)
Interest income:
     Collateral for collateralized
       bonds                               $     27,936         $     39,973         $     54,750         $     84,727
       Loans                                         27                    -                   27                    -
                                         ----------------     ----------------     ----------------     ----------------
                                                 27,963               39,973               54,777               84,727
                                         ----------------     ----------------     ----------------     ----------------

Interest and related expense:
     Interest expense on
       collateralized bonds                      16,485               28,752               33,354               64,629
     Other
                                                    559                  466                  994                  878
                                         ----------------     ----------------     ----------------     ----------------
                                                 17,044               29,218               34,348               65,507
                                         ----------------     ----------------     ----------------     ----------------

Net interest margin before
       provision for losses                      10,919               10,755               20,429               19,220
Provision for losses                             (5,279)              (4,555)             (11,156)              (9,110)
                                         ----------------     ----------------     ----------------     ----------------
Net interest margin                               5,640                6,200                9,273               10,110

Impairment charges                               (4,442)              (1,783)              (6,403)              (3,566)
Affiliate interest expense                           (4)                  -                    (4)                  -
                                         ----------------     ----------------     ----------------     ----------------
Income before extraordinary item                  1,194                4,417                2,866                6,544
Extraordinary item - loss on
       extinguishment of debt                      (540)                   -                 (540)                   -
                                         ----------------     ----------------     ----------------     ----------------
Net income                                 $        654         $      4,417         $      2,326         $      6,544
                                         ================     ================     ================     ================


See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                               -----------------------------------------------------
                                                                           2002                       2001
                                                                   ----------------------     ----------------------
                                                                                                  (As Restated,
                                                                                                   See Note 4)
Operating activities:
    Net income                                                         $        2,326             $        6,544
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Loss on extinguishment of debt                                              540                          -
      Impairment charge                                                         6,403                      3,566
      Provision for losses                                                     11,156                      9,110
      Amortization, net                                                         4,692                      5,008
      Net (increase) decrease in accrued interest receivable
        and funds held by trustee                                              (1,947)                     1,545
      Decrease in accrued interest payable                                        (88)                      (589)
      Other                                                                      (222)                       293
                                                                   ----------------------     ----------------------
        Net cash provided by operating activities                              22,860                     25,477
                                                                   ----------------------     ----------------------


Investing activities:
    Collateral for collateralized bonds:
      Purchase of loans                                                      (158,933)                         -
      Principal payments on collateral                                        242,160                    307,171
      Proceeds from sale of collateralized bonds                              605,272                          -
                                                                   ----------------------     ----------------------
        Net cash provided by investing activities                             688,499                    307,171
                                                                   ----------------------     ----------------------

Financing activities:
    Collateralized bonds:
      Principal payments on collateralized bonds                             (687,774)                  (320,301)
      Capital distributions                                                   (23,585)                   (12,357)
                                                                   ----------------------     ----------------------
        Net cash used for financing activities                               (711,359)                  (332,658)
                                                                   ----------------------     ----------------------

Net change in cash                                                                  -                        (10)
Cash, beginning of period                                                           -                         10
                                                                   ----------------------     ----------------------

Cash, end of period                                                    $            -             $            -
                                                                   ======================     ======================


Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $       31,926             $       63,329
                                                                   ======================     ======================


See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
NOTES TO UNAUDITED CONDENSED
  CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(amounts in thousands except share data)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles" for complete financial statements. The financial statements include the accounts of Merit Securities Corporation (the "Company") and its wholly owned subsidiary, Financial Asset Securitization, Inc. (FASI). The Company is a wholly owned, limited-purpose finance subsidiary of Issuer Holding Corporation ("IHC"). IHC was formed on September 4, 1996 to acquire all of the outstanding stock of the Company and certain other affiliates of Dynex Capital, Inc. ("Dynex"). IHC is a wholly owned subsidiary of Dynex. The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds"). All significant inter-company balances and transactions have been eliminated in the consolidation of the Company.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Condensed Consolidated Balance Sheet at June 30, 2002, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001, and the related notes to financial statements are unaudited. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     On March 31, 2002, the Company purchased from Dynex Capital, Inc., its parent, 10,000 shares of common stock of Financial Asset Securitization, Inc.

Certain reclassifications have been made to the financial statements for 2001 to conform to the presentation for 2002.


NOTE 2  -- COLLATERAL FOR COLLATERALIZED BONDS

Collateral for collateralized bonds consists of loans and debt securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential housing and manufactured housing installment loans secured by a UCC filing. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. The Company's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued are non-recourse to the Company. The collateral for collateralized bonds can be sold by the Company, but only subject to the lien of the collateralized bond indenture.

The following table summarizes the components of collateral for collateralized bonds as of June 30, 2002 and December 31, 2001. Debt securities pledged as collateral for collateralized bonds are considered available for sale, and are therefore recorded at fair value.

------------------------------------------------------------ -------------------------------------
                                                             June 30, 2002    December 31, 2001
------------------------------------------------------------ -------------------------------------
                                                                              (As Restated,
                                                                               See Note 4)
   Loans, at amortized cost                                  $   1,155,265   $    1,186,400
   Debt securities, at fair value                                  377,823          463,424
--------------------------------------------------------------------------------------------------
                                                                 1,533,088        1,649,824
  Reserve for loan losses                                          (15,381)         (15,364)
--------------------------------------------------------------------------------------------------
                                                             $   1,517,707    $   1,634,460
--------------------------------------------------------------------------------------------------



The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of June 30, 2002:

-------------------------------------------- ----------------------- --------------- -------------- ----------------
                                                                         Gross            Gross
                                                   Amortized           unrealized      unrealized   Estimated fair
                                                      cost               gains           losses          value
-------------------------------------------- ----------------------- --------------- -------------- ----------------

    Debt securities as of June 30, 2002            $    380,322                -       $   (2,499)    $ 377,823
-------------------------------------------- ----------------------- --------------- -------------- ----------------

Securitization. On April 25, 2002, the Company completed the securitization of $602,000 of single-family mortgage loans and the associated issuance of $605,000 of collateralized bonds. Of the $602,000 of single-family mortgage loans securitized, $447,000 million were loans which were already owned by the Company and $155,000 represented new loans purchased. The securitization was accounted for as a financing; thus the loans and associated bonds were included in the accompanying condensed consolidated balance sheet as assets and liabilities of the Company.


NOTE 3 -- USE OF ESTIMATES

Fair Value. The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for collateral for collateralized bonds are determined by calculating the present value of the projected net cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Discount rates used are those management believes would be used by willing buyers of these financial instruments at prevailing market rates. The discount rate used in the determination of fair value of the collateral for collateralized bonds at both June 30, 2002 and December 31, 2001 was 16%. Prepayment rate assumptions at June 30, 2002, and December 31, 2001, were generally at a "constant prepayment rate," or CPR ranging from 30%-60% for 2002 and 2001, for collateral for collateralized bonds consisting of single-family mortgage loans, and a CPR equivalent ranging from 9%-12% for 2002 and 2001, for collateral for collateralized bonds consisting of manufactured housing loan collateral. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the security could be called and retired by the Company if there is economic value to the Company in calling and retiring the security.

Variations in market discount rates, prepayment rates and credit loss assumptions may materially impact the resulting fair values of the Company's financial instruments. Since the fair value of the Company's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the condensed consolidated financial statements.

NOTE 4 -- RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the three months ended March 31, 2002 and the year ended December 31, 2001, the Company determined that the assets previously reported as debt securities subject to the requirements of SFAS No.115, " Accounting for Certain Investments in Debt and Equity Securities" were, in fact, collateralized borrowings, where the collateral being pledged as securities were loans that should have been accounted for under the requirements of SFAS No. 5, "Accounting for Contingencies" or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." As a result, the accompanying condensed consolidated financial statements for the three and six month period ended June 30, 2001 and the condensed consolidated balance sheet as of December 31, 2001 have been restated from the amounts previously reported to correct the accounting for these investments.

A summary of the significant effects of the restatement is as follows:

-----------------------------------------------------------------------------------------------------------
                                                                    December 31,          December 31,
(amounts in thousands)                                                  2001                  2001
-----------------------------------------------------------------------------------------------------------
                                                                   (as previously
                                                                     reported)           (as restated)
-----------------------------------------------------------------------------------------------------------
Collateral for collateralized bonds                                 $   1,595,653         $   1,634,460
Total assets                                                            1,600,088             1,638,895

Accumulated other comprehensive loss                                      (35,620)               (3,187)
Total shareholder's equity                                                 57,164                95,971
-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------
                                         Three Months Ended                          Six Months Ended
                                               June 30                                   June 30
                                  -----------------------------------        ------------------------------
                                      2001                  2001                  2001               2001
                                 (as previously                              (as previously
                                    reported            (as restated)           reported         (as restated)
     Provision for losses        $     (6,338)           $   (4,555)            $ (12,676)         $  (9,110)
     Net interest margin                4,417                 6,200                 6,544             10,110
     Impairment charges                     -                (1,783)                    -             (3,566)
     ----------------------------------------------------------------------------------------------------------

This restatement had no effect on income before extraordinary items or net income.


Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

As discussed in Note 4 to the condensed consolidated financial statements included in Item 1, the Company has restated its financial statements as of December 31, 2001 and for the three and six-month period ended June 30, 2001. The following management discussion and analysis takes into account the effects of the restatement. The Company intends to amend its Annual Report of Form 10-K for the year ended December 31, 2001 and its quarterly report on Form 10-Q for the quarterly period ended March 31, 2002 to include the restated financial statements as soon as practicable.

The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds"). The Bonds will be secured primarily by: (i) mortgage loans secured by first or second liens on residential property, (ii) Federal National Mortgage Association Mortgage-Backed Certificates, (iii) Federal Home Loan Mortgage Corporation Mortgage-Backed
Certificates, (iv) Government National Mortgage Association Mortgage-Backed Certificates, (v) other mortgage pass-through certificates or mortgage-collateralized obligations. In the future, the Company may also securitize other types of loans.

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


                               FINANCIAL CONDITION

-----------------------------------------------------------------------------------------------
                                                        June 30,               December 31,
(amounts in thousands except per share data)              2002                     2001
------------------------------------------------    ------------------    ---------------------

Collateral for collateralized bonds                  $   1,517,707            $   1,634,460
Non-recourse debt - collateralized bonds                 1,460,694                1,542,924
Shareholder's equity                                        69,026                   95,971

Collateralized bond series outstanding                           4                        5

-----------------------------------------------------------------------------------------------

Collateral for collateralized bonds
As of December 31, 2001, the Company had 5 series of collateralized bonds outstanding. As of June 30, 2002, the Company had 4 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.5 billion at June 30, 2002 compared to $1.6 billion at December 31, 2001. This decrease of $100 million is primarily the result of $242.2 million in paydowns on the collateral. These were partially offset by $154.8 million of additional collateral acquired in April 2002.

Non-recourse debt - collateralized bonds
Collateralized bonds decreased to $1.46 billion at June 30, 2002 from $1.54 billion at December 31, 2001 as a result of $257.6 million in paydowns during the six months ended June 30, 2002, the call and retirement of $429.6 million of bonds and the issuance of $605.3 million in bonds in the securitization completed in April.

Shareholder's Equity
Shareholder's equity decreased to $69 million at June 30, 2002 from $96 million at December 31, 2001. This decrease was primarily the result of net income of $2.3 million, offset by an increase of $5.7 million in net unrealized loss on investments available-for-sale, and a $24.1 million capital distribution to IHC during the period for the six months ended June 30, 2002.


                              RESULTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                    Six Months Ended
                                                      June 30,                             June 30,
                                          ----------------------------------  ------------------------------------
(amounts in thousands)                         2002              2001               2002               2001
----------------------------------------------------------------------------  ------------------------------------
Interest income                             $     27,936      $     39,973      $     54,750       $     84,727
Interest expense on collateralized bonds          16,485            28,752            33,354             64,629
Provision for losses                               5,279             4,555            11,156              9,110
Net interest margin                                5,640             6,200             9,273             10,110
Net income                                           654             4,417             2,326              6,544
------------------------------------------------------------------------------------------------------------------

Interest income on the collateral for collateralized bonds decreased to $54.8 million for the six months ended June 30, 2002 from $84.7 million for the same period in 2001. This decrease was primarily a result of prepayments and paydowns on principal and lower interest rates between the respective periods.

Interest expense on collateralized bonds decreased to $33.4 million for the six months ended June 30, 2002 from $64.6 million for the six months ended June 30, 2001. This decrease resulted almost equally from the decline in collateralized bonds due to prepayments and paydowns on the related collateral for collateralized bonds coupled with an overall decline in the cost of funds on the collateralized bonds.

Provision for losses increased to $11.2 million for the six months ended June 30, 2002 from $9.1 million for the same period in 2001. This increase was primarily a result of increasing the reserve for probable losses on various loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk, specifically the Company's investment in manufactured housing loan pools.

Net interest margin decreased to $9.3 million from $10.1 million for the six-month periods ended June 30, 2002 and 2001, respectively. An increase in provision for losses and the decline in interest earning assets were partially offset by reduced borrowing costs on collateralized bonds outstanding.

Credit Exposures
With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond issuance. Losses are generally first applied to the overcollateralized amount, or in some instances surplus cash and then the overcollateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At June 30, 2002, the Company retained $117.8 million in aggregate principal amount of overcollateralization. The Company had reserves, or otherwise had provided coverage on $21.8 million at June 30, 2002. During the first six months of 2002, the Company provided for additional reserves of $11.2 million and incurred credit losses of $10.9 million.

Other forms of credit enhancement that benefit the Company, based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $30.3 and a remaining deductible aggregating $2.0 million on $108 million of securitized single family mortgage loans which are subject to such reimbursement agreements and $326 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 39% on such policies before the Company would incur losses.

Other Matters
At June 30, 2002, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.


Item 3. - Quantitative and Qualitative Disclosures about Market Risk

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

The Company and IHC monitor the aggregate cash flow, projected net yield and market value of the collateral for collateralized bonds under various interest rate and prepayment assumptions.

Approximately $607 million of the Company's collateral for collateralized bonds as of June 30, 2002, is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 74% and 15% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its collateralized bonds will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the collateral for collateralized bonds relative to the rate resets on the collateralized bonds and (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap and cap agreements, to the extent that the Company has entered into such agreements.

The remaining portion of the Company's collateral for collateralized bonds as of June 30, 2002, approximately $931 million, is comprised of loans that have coupon rates that are fixed. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates and to the level of short-term interest rates.

The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest margin cash flow for the next twenty-four months assuming no changes in interest rates from those at period end. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to net interest income.

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of June 30, 2002. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of June 30, 2002. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. . In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis.


                 ----------------------------------------------
                           Basis Point % Change in Net
                       Increase (Decrease) Interest Margin
                        in Interest Rates from Base Case
                 ----------------------------------------------

                                  +200 (19.4)%
                                  +100 (10.3)%
                                  Base     -
                                  -100  11.0%
                                  -200  23.0%
                 ----------------------------------------------

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


                          MERIT SECURITIES CORPORATION



                          By:    /s/ Stephen J. Benedetti
                                 -----------------------------------------------
                                     Stephen J. Benedetti
                                     Executive Vice President
                                     (Principal Executive Officer)


                                /s/ Stephen J. Benedetti
                                ------------------------------------------------
                                    Stephen J. Benedetti
                                    Treasurer
                                    (Principal Financial & Accounting Officer)

Dated:  August 26, 2002