Form 10-K/A
period 2001-12-31
MERIT SECURITIES CORP
filed 2002-09-18
CIK 929426

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
(mark one)
[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates of the registrant as of the latest practicable date, March 15, 2002: None

     As of March 15, 2002, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.

                          MERIT SECURITIES CORPORATION
                         2001 FORM 10-K/A ANNUAL REPORT
                                TABLE OF CONTENTS

This filing of Form 10-K/A reflects restatement of the financial statements as discussed in Note 8 to the financial statements.

                                                                                                           Page
                                                                                                          Number

PART I.

         Item 1.  Business...................................................................................1
         Item 2.  Properties.................................................................................1
         Item 3.  Legal Proceedings..........................................................................1
         Item 4.  Submission of Matters to a Vote of Security Holders........................................1

PART II.

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......................2
         Item 6.  Selected Financial Data....................................................................2
         Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................................2
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk.................................4
         Item 8.  Financial Statements and Supplementary Data................................................6
         Item 9.  Changes In and Disagreements with Accountants on Accounting and
                  Financial Disclosure......................................................................19
PART III.

         Item 10.   Directors and Executive Officers of the Registrant......................................19
         Item 11.   Executive Compensation..................................................................19
         Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................19
         Item 13.   Certain Relationships and Related Transactions..........................................19

PART IV.

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................19

SIGNATURES        ..........................................................................................22

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 8 to the financial statements, the Company has restated its financial statements for the years ended December 31, 2001, 2000, and 1999. The following Form MD&A takes into account the effects of the restatement.

                               FINANCIAL CONDITION

------------------------------------------------------ ---------------------------------------------
                                                                       December 31,
(amounts in thousands except series outstanding)               2001                   2000
------------------------------------------------------ ---------------------- ----------------------


Collateral for collateralized bonds                      $     1,634,460        $     2,259,238
Non-recourse debt - collateralized bonds                       1,542,924              2,143,028
Shareholder's equity                                              95,971                116,220

Collateralized bond series outstanding                                 4                      4

------------------------------------------------------ ---------------------- ----------------------

Collateral for collateralized bonds
As of both December 31, 2001 and 2000, the Company had four series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.6 billion at December 31, 2001 compared to $2.3 billion at December 31, 2000. This decrease is primarily the result of $577.6 million in paydowns on the collateral during 2001.

Non-recourse debt - collateralized bonds
Collateralized bonds decreased to $1.5 billion at December 31, 2001 from $2.1 billion at December 31, 2000 as a result of $430.1 million in paydowns during 2001.

Shareholder's Equity
Shareholder's equity decreased to $96 million at December 31, 2001, from $116.2 million at December 31, 2000. This decrease was a result of dividend and return of capital distributions made by the Company to IHC, partially offset by a $46.2 million decrease in the net unrealized loss on investments available-for-sale and a net gain of $5.0 million during 2001.

                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                                         For the Year Ended December 31,
                                                               -----------------------------------------------------
(amounts in thousands)                                               2001              2000             1999
--------------------------------------------------------------------------------------------------------------------
Interest income                                                   $   150,372       $   201,317      $   209,090
Interest expense on collateralized bonds                              109,863           176,918          175,934
Provision for losses                                                   18,670            28,585            6,961
Net interest margin                                                    21,839            (4,186)          26,195
Loss on termination of interest rate caps                                   -            (2,440)               -
Impairment charges                                                    (15,840)           (5,523)          (6,594)
Gain on sale of securities                                                  -                 -              397
Extraordinary (loss) gain - extinguishment of debt                     (1,013)                -           26,815
Net income (loss)                                                       4,986           (12,714)          45,187

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

Interest expense on collateralized bonds decreased to $109.9 million in 2001 from $176.9 million in 2000, primarily due to the decrease in one-month London InterBank Offered Rate ("LIBOR") during 2001 and the decline in average collateralized bonds due to prepayments on the related collateral for collateralized bonds. Interest expense on collateralized bonds increased from $175.9 million in 1999 to $176.9 million in 2000, primarily due to the increase in one-month LIBOR during the first half of 2000, which was partially offset by the decline in average collateralized bonds due to prepayments on the related collateral for collateralized bonds.

     The Company has exposure to losses on its loans and debt securities pledged as collateral for collateralized bonds. The Company monitors and analyzes its loss exposure on this portfolio of loans and securities collectively. The Company provides for losses on its loans through a provision for losses and recognizes other than temporary impairment charges on it debt securities. Provision for losses for loans and impairment charges for debt securities increased to $34.5 million in 2001 from $34.1 million in 2000. This increase was primarily a result of continuing severe loan losses on manufactured housing loans since the third quarter of 2000. The increase in severe loan losses is a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. In addition, the Company has seen some increase in overall default rates on its manufactured housing loans. The Company anticipates that market conditions for manufactured housing loans will remain unfavorable through 2002. Provision for losses for loans and impairment charges for debt securities increased to $34.1 million in 2000 from $13.6 million in 1999 as a result of an overall increase in credit risk retained from securities issued by the Company (principally for securities issued in the latter portion of 1999), and a charge of $13.3 million in the fourth quarter of 2000 due to the under-performance of the Company's securitized manufactured housing loan portfolio.

         Net interest margin in 2001 increased to $21.8 million from $(4.2) million in 2000. This increase was the result of the reduction in the Company's average cost of funds as a result of the overall decline in interest rates during 2001. Due to the mismatch in the re-pricing of the Company's assets and liabilities (the adjustable rate portion of the Company's assets resets generally every six months and the adjustable rate portion of the Company's collateralized bonds resets generally every month), the decrease in overall rates benefited the Company's net interest margin. Net interest margin decreased in 2000 to $(4.2) million from $26.2 million in 1999. This decrease was primarily the result of additional provision for losses and an increase in interest expense, partially offset by lower premium amortization caused by lower prepayments during 2000 than during 1999.

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

Credit Exposures
With collateralized bond structures, the Company retains credit risk relative to the amount of over-collateralization required in conjunction with the bond insurance. Losses are generally first applied to the over-collateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At December 31, 2001, the Company retained $102.7 million in aggregate principal amount of over-collateralization compared to $115.5 million at December 31, 2000.

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

                                              % Change in Net
        Basis Point                         Interest Margin Cash
   Increase (Decrease) in                        Flow From
       Interest Rates                            Base Case
-----------------------------            ---------------------------
            +200                                   (4.3)%
            +100                                   (2.2)%
            Base
            -100                                    2.2%
            -200                                    4.3%

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED FINANCIAL STATEMENTS

MERIT SECURITIES CORPORATION

Independent Auditors' Report ............................................................................7
Balance Sheets - December 31, 2001 and 2000..............................................................8
Statements of Operations - For the years ended December 31, 2001, 2000 and 1999..........................9
Statements of Shareholder's Equity - For the years ended December 31, 2001, 2000 and 1999...............10
Statements of Cash Flows - For the years ended December 31, 2001, 2000 and 1999.........................11
Notes to Financial Statements - For the years ended December 31, 2001, 2000 and 1999....................12

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Merit Securities Corporation


We have audited the accompanying balance sheets of Merit Securities Corporation, a wholly-owned subsidiary of Issuer Holding Corporation, Inc., as of December 31, 2001 and 2000 and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 8, the accompanying financial statements have been restated.

DELOITTE & TOUCHE LLP

     Richmond, Virginia March 5, 2002 (September 16, 2002 as to the effects of the restatement discussed in Note 8)

MERIT SECURITIES CORPORATION
Balance Sheets
December 31, 2001 and 2000
(amounts in thousands except share data)


                                                                              2001                      2000
                                                                        -----------------         ------------------
                                                                         (As restated,              (As restated,
                                                                          see Note 8)                see Note 8)
Assets:
   Collateral for collateralized bond                                      $  1,634,460              $  2,259,238
   Loans                                                                          4,435                         -
   Cash                                                                               -                        10
                                                                        -----------------         ------------------
                                                                           $  1,638,895              $  2,259,248
                                                                        =================         ==================

Liabilities and Shareholder's Equity:

Liabilities:
   Non-recourse debt - collateralized bonds                                $  1,542,924              $  2,143,028
                                                                        -----------------         ------------------
                                                                              1,542,924                 2,143,028
                                                                        -----------------         ------------------

Shareholder's Equity:
   Common stock, no par value
     10,000 shares authorized, 1,000 issued and outstanding                          10                        10
   Additional paid-in capital                                                    92,774                   147,240
   Accumulated other comprehensive income (loss)                                  3,187                   (43,073)
   Retained earnings                                                                  -                    12,043
                                                                        -----------------         ------------------
                                                                                 95,971                   116,220
                                                                        -----------------         ------------------
                                                                           $  1,638,895             $   2,259,248
                                                                        =================         ==================

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Operations
For the years ended December 31, 2001, 2000 and 1999
(amounts in thousands)


                                                             2001             2000              1999
                                                     ------------------------------------------------------
                                                        (As restated,     (As restated,    (As restated,
                                                         see Note 8)       see Note 8)      see Note 8)
                                                     -------------------------------------------------------
  Interest income:
    Collateral for collateralized bonds                  $   150,372       $   201,317       $  209,090

  Interest and related expense:
    Interest expense on collateralized bonds                 108,135           175,306          173,939
    Other collateralized bond expense                          1,728             1,612            1,995
                                                     ------------------------------------------------------
                                                             109,863           176,918          175,934
                                                     ------------------------------------------------------

  Net interest margin before provision for losses             40,509            24,399           33,156
  Provision for losses                                       (18,670)          (28,585)          (6,961)
                                                     ------------------------------------------------------
  Net interest margin                                         21,839            (4,186)          26,195

Loss on termination of interest rate caps                          -            (2,440)               -
Impairment charges                                           (15,840)           (5,523)          (6,594)
Gain on sale of securities                                         -                 -              397
Other expense                                                      -               (94)               -
Interest on due to affiliates, net                                 -              (471)          (1,626)
                                                     ------------------------------------------------------
Income (loss) before extraordinary item                        5,999           (12,714)          18,372

Extraordinary (loss) gain - extinguishment of debt            (1,013)                -           26,815
                                                     -------------------------------------------------------

Net income (loss)                                        $     4,986       $   (12,714)      $   45,187
                                                     ======================================================

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Shareholder's Equity For the years ended December 31, 2001, 2000 and 1999 (amounts in thousands)


                                                                             Accumulated        Retained
                                                            Additional          other           earnings
                                          Common Stock    paid-in capital   comprehensive     (accumulated
                                                                            income (loss)       deficit)          Total
                                         ---------------- ---------------- ---------------- ---------------- ---------------

Balance at January 1, 1999                 $      10      $   190,156      $       33,575   $   (20,430)     $   203,311
(as previously reported)

Comprehensive loss:
   Net income                                      -                -                   -        45,187           45,187

   Change in net unrealized gain on
   investments available-for-sale
   (as restated, see Note 8)                       -                -             (45,521)            -          (45,521)
                                                                                                             ---------------

Total comprehensive loss                                                                                            (334)

Capital distributions                              -          (64,159)                  -             -          (64,159)
                                         ---------------- ---------------- ---------------- ---------------- ---------------

Balance at December 31, 1999
(as restated, see Note 8)                         10          125,997             (11,946)       24,757          138,818

Comprehensive loss:
   Net loss                                        -                -                   -       (12,714)         (12,714)

   Change in net unrealized loss on
     investments available-for-sale
   (as restated, see Note 8)                       -                -             (31,127)            -          (31,127)
                                                                                                             ---------------
Total comprehensive loss                                                                                         (43,841)

Capital contributions                              -           21,243                   -             -           21,243
                                         ---------------- ---------------- ---------------- ---------------- ---------------

Balance at December 31, 2000
(as restated, see Note 8)                         10          147,240             (43,073)       12,043          116,220

Comprehensive loss:
   Net income                                      -                -                   -         4,986            4,986

   Change in net unrealized loss on
   investments available-for-sale
   (as restated, see Note 8)                       -                -              46,260             -           46,260
                                                                                                             ---------------
Total comprehensive income                                                                                        51,246

Dividends and capital distributions                -          (54,466)                  -       (17,029)         (71,495)
                                         ---------------- ---------------- ---------------- ---------------- ---------------

Balance at December 31, 2001               $      10        $  92,774        $   3,187        $       -        $  95,971
(as restated, see Note 8)
                                         ================ ================ ================ ================ ===============

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
Statements of Cash Flows
For the years ended December 31, 2001, 2000 and 1999
(amounts in thousands)

                                                                       2001              2000             1999
                                                                -----------------------------------------------------
                                                                   (As restated,    (As restated,     (As restated,
                                                                    see Note 8)      see Note 8)       see Note 8)
  Operating activities:
    Net income (loss)                                              $      4,986     $    (12,714)     $     45,187
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
          Loss on termination of interest rate caps                           -            2,440                 -
          Impairment charges                                             15,840            5,523             6,594
          Gain on sale of investments                                         -                -              (397)
          Provision for losses                                           18,670           28,585             6,961
          Extraordinary loss (gain) - extinguishment of debt              1,013                            (26,815)
          Net decrease in accrued interest receivable and funds
            held by trustee                                               3,911            2,700             3,116
          Decrease in accrued interest payable                           (1,011)            (420)              (64)
          Amortization, net                                               9,264            9,971            15,664
          Other                                                          (2,703)              36             1,188
                                                                -----------------------------------------------------
             Net cash provided by operating activities                   49,970           36,121            51,434
                                                                -----------------------------------------------------

  Investing activities:
    Collateral for collateralized bonds:
      Purchase of loans subsequently securitized                              -                -          (668,858)
      Principal payments on collateral                                  577,625          507,521         1,096,474
      Proceeds from sale of collateral for collateralized bonds          48,710                -             5,250
                                                                -----------------------------------------------------
        Net cash provided by investing activities                       626,335          507,521           432,866
                                                                -----------------------------------------------------

  Financing activities:
    Collateralized bonds:
      Proceeds from issuance of collateralized bonds                    503,914              657           623,286
      Principal payments on collateralized bonds                     (1,108,734)        (523,198)       (1,091,382)
      (Decrease) increase in due to affiliates                                -          (42,344)           47,955
      Dividends and capital contributions (distributions)               (71,495)          21,243           (64,159)
                                                                -----------------------------------------------------
        Net cash used for financing activities                         (676,315)        (543,642)         (484,300)
                                                                -----------------------------------------------------

  Net change in cash                                                        (10)               -                 -
  Cash at beginning of year                                                  10               10                10
                                                                ------------------------------------------------------

  Cash at end of year                                              $          -     $         10      $         10
                                                                =====================================================

  Supplemental disclosure of cash flow information:
    Cash paid for interest                                         $    105,654     $    171,906      $    172,259
                                                                =====================================================

  Supplemental disclosure of non-cash activities:
     Collateral for collateralized bonds subsequently              $          -     $          -      $  1,569,734
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

Collateral for Collateralized Bonds
Collateral for collateralized bonds consists of debt securities and loans, which have been pledged to secure collateralized bonds. These debt securities and loans are backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential properties and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title.

Pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified all of its debt securities included in collateral for collateralized bonds as available-for-sale. As such, debt securities included in collateral for collateralized bonds at December 31, 2001 and 2000 are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income.

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

Derivative Financial Instruments
The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures ("Interest Rate Agreements") to manage its sensitivity to changes in interest rates. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At the inception of the hedge, these instruments are designated as either hedge positions or trading positions using criteria established in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

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

For Interest Rate Agreements entered into for trading purposes, realized and unrealized changes in fair value of these instruments are recognized in the statements of operations as trading activities in the period in which the changes occur or when such trade instruments are settled. Amounts payable to or receivable from counterparties, if any, are included on the balance sheets in accrued expenses and other liabilities.

     SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Loans
Loans considered held for sale are carried at the lower of amortized cost or market. Loans held to maturity are carried at amortized cost. At December 31, 2001, $3.5 million of loans were considered held for sale and $1 million of loans were considered held to maturity.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The primary estimates inherent in the accompanying financial statements are discussed below.

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

Recent  Accounting  Pronouncements
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 140 replaces SFAS No. 125 "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of SFAS No. 125 provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. SFAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of SFAS No. 140 did not have a material impact on the Company's financial statements.

In June 2001, FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. The adoption of SFAS No. 141 did not have an impact on the financial position, results of operations or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As the Company has no goodwill or intangible assets that it is amortizing, the adoption of SFAS No. 142 will have no effect on the financial position, results of operations or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No.143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on the financial position, results of operations or cash flows of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company does not believe the adoption of SFAS No. 144 will have a significant impact on the financial position, results of operations or cash flows of the Company.

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

The following table summarizes the components of collateral for collateralized bonds as of December 31, 2001 and December 31, 2000. Debt securities pledged as collateral for collateralized bonds are considered available for sale, and are therefore recorded at fair value.

------------------------------------------------------------ --------------- -- ------ ------------------ ---
                                                                  2001                       2000
------------------------------------------------------------ --------------- -- ------ ------------------ ---

   Loans, at amortized cost                                   $  1,186,400              $  1,579,547
   Debt securities, at fair value                                  463,424                   701,092
------------------------------------------------------------ --------------- -- ------ ------------------ ---
                                                                 1,649,824                 2,280,639
  Reserve for loan losses                                          (15,364)                  (21,401)
------------------------------------------------------------ --------------- -- ------ ------------------ ---
                                                              $  1,634,460              $  2,259,238
------------------------------------------------------------ --------------- -- ------ ------------------ ---

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of December 31, 2001 and December 31, 2000:

------------------------------------------------------------ --------------- -- ------ ------------------ ---
                                                                  2001                       2000
------------------------------------------------------------ --------------- -- ------ ------------------ ---

  Debt securities, at amortized cost                          $    460,237              $    744,165
  Gross unrealized gains                                             3,187                         -
  Gross unrealized losses                                                -                   (43,073)
------------------------------------------------------------ --------------- -- ------ ------------------ ---
  Estimated fair value                                        $    463,424              $    701,092
------------------------------------------------------------ --------------- -- ------ ------------------ ---


The components of collateral for collateralized bonds at December 31, 2001 and 2000 are as follows:

----------------------------------------------------- ---------------- -----------------
                                                           2001              2000
----------------------------------------------------- ---------------- -----------------
Collateral, net of allowance                            $  1,623,957     $  2,285,703
Funds held by trustees                                           530            1,381
Accrued interest receivable                                   11,165           15,079
Unamortized premiums and discounts, net                       (4,379)             148
Unrealized gain (loss), net                                    3,187          (43,073)
----------------------------------------------------- ---------------- -----------------
                                                        $  1,634,460     $  2,259,238
----------------------------------------------------- ---------------- -----------------


NOTE 4 - ALLOWANCE FOR LOSSES ON COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the activity for the allowance for losses on collateral for collateralized bonds for the years ended December 31, 2001, 2000 and 1999:

------------------------------------------------------ ----------------- ---------------- -----------------
                                                             2001              2000             1999
------------------------------------------------------ ----------------- ---------------- -----------------
Beginning balance                                        $    21,401       $    11,399      $    16,593
Provision for losses                                          18,670            28,585            6,961
Losses charged-off, net of recoveries                        (24,707)          (18,583)         (12,155)
------------------------------------------------------ ----------------- ---------------- -----------------
Ending balance                                           $    15,364       $    21,401      $    11,399
------------------------------------------------------ ----------------- ---------------- -----------------

The Company has limited exposure to credit risk retained on loans, which it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "overcollateralization"), excluding price premiums and discounts and hedge gains and losses. The allowance for losses on the overcollateralization totaled $15,364 and $21,401 at December 31, 2001 and 2000 respectively, and are included in collateral for collateralized bonds in the accompanying balance sheets. Overcollateralization at December 31, 2001 and 2000 totaled $93,468 and $149,435 respectively.


NOTE 5 - COLLATERALIZED BONDS

The components of collateralized bonds along with certain other information at December 31, 2001 and 2000 are summarized below:

------------------------------------- ---------------------------------- ----------------------------------
                                                    2001                               2000
                                           Bonds           Range of      Bonds Outstanding    Range of
                                        Outstanding     Interest Rates                     Interest Rates
------------------------------------- ---------------- ----------------- ---------------- -----------------
Variable-rate classes                    $  979,174       2.5%-5.6%       $  1,507,786       6.9%-10.1%
Fixed-rate classes                          572,390       6.2%-8.0%            648,708       6.2%-8.0%
Accrued interest payable                      3,744                              4,754
Deferred bond issuance costs                 (4,003)                            (4,905)
Unamortized (discount) premium               (8,381)                           (13,315)
------------------------------------- ---------------- ----------------- ---------------- -----------------
                                         $1,542,924                       $  2,143,028
------------------------------------- ---------------- ----------------- ---------------- -----------------

Range of stated maturities                2015-2033                          2015-2033

Number of series                                  4                                  4
------------------------------------- ---------------- ----------------- ---------------- -----------------

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


NOTE 6 - ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's recorded financial instruments, as well as information about certain specific off-balance sheet financial instruments as of December 31, 2001 and 2000:

 ------------------------------------ --------------------------------------- ------------------------------------
                                                       2001                                  2000
                                                 Amortized                             Amortized
                                                   Amount       Fair Value              Amount       Fair Value
 ------------------------------------ -------- --------------- -------------- ------ -------------- --------------
 Recorded financial instruments:
 Assets:
   Collateral for collateralized
     bonds: loans                               $ 1,186,400     $ 1,171,036           $ 1,579,547    $ 1,600,948
   Collateral for collateralized
     bonds: debt securities                         380,322         463,424               744,165        701,092
   Loans                                              4,435           4,435                     -              -
   Cash                                                   -               -                    10             10
 Liabilities:
   Collateralized bonds                           1,542,924       1,485,756             2,143,028      2,095,805
 -----------------------------------------------------------------------------------------------------------------

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


NOTE 8 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the year ended December 31, 2001, the Company determined that the assets previously reported as debt securities subject to the requirements of SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities" were, in fact, collateralized borrowings, where the collateral being pledged as securities were loans that should have been accounted for under the requirements of SFAS No. 5, "Accounting for Contingencies" or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." As a result, the accompanying financial statements for the years ended December 31, 2001 and December 31, 2000, and for the three years ended December 31, 2001, have been restated from the amounts previously reported to correct the accounting for these investments.

A summary of the significant effects of the restatement is as follows:

---------------------------------------------      ------------------------------------- ----------------------------------
(amounts in thousands)                                   As of December 31, 2001              As of December 31, 2000
---------------------------------------------      ------------------------------------- ----------------------------------
                                                    (as previously                        (as previously
                                                       reported)        (as restated)        reported)      (as restated)
                                                   ------------------------------------------------------------------------

Collateral for collateralized bonds                  $ 1,595,653         $ 1,634,460        $ 2,208,015      $ 2,259,238
Total Assets                                           1,600,088           1,638,895          2,208,025        2,259,248
Accumulated other comprehensive (loss) income            (35,620)              3,187            (94,296)         (43,073)
Total Shareholder's Equity                                57,164              95,971             64,997          116,220
---------------------------------------------      ------------------ ------------------ ------------------ ---------------


------------------------------------------------------- ---------------------------------------------------------------
                                                        For the Year Ended December 31,

------------------------------------------------------- ---------------------------------------------------------------
                                     2001                            2000                            1999
------------------------ ------------------------------ ------------------------------- -------------------------------
                              (as                       (as previously                  (as previously
                           previously    (as restated)     reported)     (as restated)     reported)     (as restated)
                           reported)
                          ---------------------------------------------------------------------------------------------
Provision for losses       $ (34,510)     $ (18,670)     $ (34,108)        $ (28,585)     $ (13,555)       $ (6,961)
Net Interest Margin            5,999         21,839         (9,709)           (4,186)        19,601          26,195
Impairment charges                 -        (15,840)             -            (5,523)             -          (6,594)
------------------------ --------------- -------------- ---------------- -------------- ---------------- --------------


The restatement did not have any effect on income (loss) before extraordinary item, net income (loss), or related per share amounts.

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

                                       MERIT SECURITIES CORPORATION



Dated:  September 18, 2002
                                       By:  /s/ Stephen J. Benedetti
                                            ------------------------------------
                                            Stephen J. Benedetti
                                            (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                           Capacity         Date


/s/ J. Thomas O'Brien, Jr.                 Director         September 18, 2002
----------------------------------------
J. Thomas O'Brien, Jr.


/s/ Christopher T. Bennett                 Director         September 18, 2002
----------------------------------------
Christopher T. Bennett

                                  EXHIBIT INDEX

                                                                Sequentially
Exhibit                                                        Numbered Page
-------                                                       ----------------

23.1  Consent of DELOITTE & TOUCHE LLP                               I

                                                                    Exhibit 23.1




INDEPENDENT AUDITORS' CONSENT


We consent to incorporation by reference in the Registration Statement No. 333-64385 of Merit Securities Corporation on Form S-3 of our report dated March 5, 2002, (September 16, 2002 as to the effects of the restatement discussed in Note 8) (which expresses an unqualified opinion and contains an explanatory paragraph relating to the restatement discussed in Note 8) appearing in this Annual Report on Form 10-K/A of Merit Securities Corporation for the year ended December 31, 2001.




DELOITTE & TOUCHE LLP

Richmond, Virginia
September 16, 2002