Form 10-Q/A
period 2002-03-31
MERIT SECURITIES CORP
filed 2002-10-04
CIK 929426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                          MERIT SECURITIES CORPORATION
                                   FORM 10-Q/A
                                      INDEX

 THIS FILING OF FORM 10-Q/A REFLECTS RESTATEMENT OF THE FINANCIAL STATEMENTS AS
DISCUSSED IN NOTE 4 TO THE FINANCIAL STATEMENTS.
                                                                                                     Page Number
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Condensed Balance Sheets at March 31, 2002
                      and December 31, 2001 (unaudited)...................................................1

                      Condensed Statements of Operations for the three months ended
                      March 31, 2002 and 2001 (unaudited).................................................2

                      Condensed Statements of Cash Flows for the three months ended
                      March 31, 2002 and 2001 (unaudited).................................................3

                  Notes to Unaudited Condensed Financial Statements.......................................4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................6

Item 3.           Quantitative and Qualitative Disclosures about Market Risk..............................8

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................................9

Item 5.           Other Information.......................................................................9

Item 6.           Exhibits and Reports on Form 8-K........................................................9

SIGNATURES            ...................................................................................12

                                                        12
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


MERIT SECURITIES  CORPORATION
CONDENSED BALANCE SHEETS, UNAUDITED
(amounts in thousands except share data)


                                                    March 31,       December 31,
                                                      2002              2001
                                                   -------------   -------------
                                                   (As restated,
                                                    see Note 4)
ASSETS:
   Collateral for collateralized bonds              $  1,478,539    $  1,634,460
Loans                                                      3,801           4,435
                                                   -------------   -------------
                                                    $  1,482,340    $  1,638,895
                                                   =============   =============

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds         $  1,395,545    $  1,542,924

SHAREHOLDER'S EQUITY:
   Common stock, no par value, 10,000 shares authorized,
      1,000 shares issued and outstanding                     10              10
   Additional paid-in capital                             82,034          92,774
   Accumulated other comprehensive income                  3,079           3,187
   Retained earnings                                       1,672               -
                                                  --------------   -------------
                                                          86,795          95,971
                                                  --------------   -------------
                                                    $  1,482,340    $  1,638,895
                                                  ==============   =============


See notes to unaudited condensed financial statements.

MERIT SECURITIES CORPORATION
CONDENSED STATEMENTS OF OPERATIONS, UNAUDITED
(amounts in thousands)

                                                     Three Months Ended
                                                          March 31,
                                                 ----------------------------
                                                     2002           2001
                                                     (As             (As
                                                  restated,       restated,
                                                 see Note 4)     see Note 4)
                                                 -------------   ------------

Interest income:
     Collateral for collateralized bonds         $   26,815     $    44,754
                                                -------------   --------------

Interest and related expense:
     Interest expense on collateralized bonds        16,869          35,877
     Other collateralized bond expense                  435             412
                                                -------------   --------------
                                                     17,304          36,289
                                                -------------   --------------

Net interest margin before provision for losses       9,511           8,465
Provision for losses                                 (5,877)         (4,555)
                                                -------------   --------------
Net margin                                            3,634           3,910
Impairment charges                                   (1,961)         (1,783)
                                                -------------   --------------
Net income                                       $    1,673     $     2,127
                                                =============   ==============



See notes to unaudited condensed financial statements.

MERIT SECURITIES CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS, UNAUDITED
(amounts in thousands)


                                                 --------------------------
                                                     Three Months Ended
                                                         March 31,
                                                 --------------------------

                                                      2002           2001
                                                 -------------   ----------
                                                  (As restated,  (As restated,
                                                   see Note 4)    see Note 4)
Operating activities:
   Net income ...................................   $   1,673    $   2,127
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Impairment charges ...........................       1,961        1,783
   Provision for losses .........................       5,877        4,555
   Net decrease in accrued interest receivable
    and funds held by trustee ...................      (1,260)        (462)
    Decrease in accrued interest payable ........        (130)        (217)
    Amortization, net ...........................       2,903        2,341
    Other .......................................       2,463          924
                                                    ---------    ---------
      Net cash provided by operating activities .      13,487       11,051
                                                    ---------    ---------

Investing activities:
  Collateral for collateralized bonds:
    Principal payments on collateral ............     145,578      138,495
                                                    ---------    ---------
      Net cash provided by investing activities .     145,578      138,495
                                                    ---------    ---------

Financing activities:
    Principal payments on collateralized bonds ..    (148,325)    (144,305)
    Increase in due to affiliates ...............         582           --
    Dividends and capital distributions .........     (11,322)      (5,251)
                                                    ---------    ---------
      Net cash used for financing activities ....    (159,065)    (149,556)
                                                    ---------    ---------

Net decrease in cash ............................          --          (10)
Cash, beginning of period .......................          --           10
                                                    ---------    ---------

Cash, end of period .............................   $      --    $      --
                                                    ---------    ---------
Supplemental disclosure of cash flow information:
  Cash paid for interest ........................   $  16,256    $  35,168
                                                    ---------    ---------




See notes to unaudited condensed financial statements.

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Condensed Balance Sheet at March 31, 2002, the Condensed Statements of Operations for the three months ended
March 31, 2002 and 2001, the Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001, and the related notes to condensed financial statements are unaudited. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K/A for the year ended December 31, 2001.

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

Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified all of its debt securities included in collateral for collateralized bonds as available-for-sale. As such, debt securities included in collateral for collateralized bonds are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. The following table summarizes the components of collateral for collateralized bonds as of March 31, 2002 and December 31, 2001.

-------------------------------------------- --------------- -- ----------------
                                               March 31,            December 31,
                                                 2002                   2001
-------------------------------------------- --------------- -- ----------------

  Loans, at amortized cost                    $  1,077,575        $   1,186,400
  Debt securities, at fair value                   417,323              463,424
-------------------------------------------- --------------- -- ----------------
                                                 1,494,898            1,649,824
  Reserve for loan losses                          (16,359)             (15,364)
-------------------------------------------- --------------- -- ----------------
                                              $  1,478,539        $   1,634,460
-------------------------------------------- --------------- -- ----------------

The following table summarizes the amortized cost basis, gross unrealized gains and losses, and estimated fair value of debt securities pledged as collateral for collateralized bonds as of March 31, 2002:

------------------------------------ ---------- ---------- ---------- ----------
                                                  Gross       Gross
                                     Amortized  unrealized unrealized Estimated
                                        cost      gains      losses   fair value
------------------------------------ ---------- ---------- ---------- ----------
Debt securities as of March 31, 2002 $  414,244 $   3,079    $     -  $  417,323
------------------------------------ ---------- ---------- ---------- ----------

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

NOTE 4 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the three months ended March 31, 2002, the Company determined that certain of the assets previously reported as debt securities subject to the requirements of SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities" were, in fact, collateralized borrowings, where the collateral being pledged as securities were loans that should have been accounted for under the requirements of SFAS No. 5, "Accounting for Contingencies" or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." As a result, the accompanying condensed financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 have been restated from the amounts previously reported to correct the accounting for these assets.

A summary of the significant effects of the restatement is as follows:

--------------------------------------------- ---------------- -- --------------
As of March 31, 2002
--------------------------------------------- ---------------- -- --------------
                                              (As Previously
(amounts in thousands)                           Reported)        (As Restated)
                                              ---------------- -- --------------

Collateral for collateralized bonds             $1,445,256          $  1,478,539
Total assets                                     1,449,057             1,482,340

Accumulated other comprehensive income (loss)      (30,205)                3,079
Total shareholder's equity                          52,930                86,795

--------------------------------------------------------------------------------
For Three Months Ended
       March 31                  2002                        2001
                     ------------- ------------- --------------- ---------------
                     (As Previously               (As Previously
                       Reported)   (As Restated)     Reported)     (As Restated)
                     ------------- ------------- --------------- ---------------
Provision for losses  $    (7,838)  $    (5,877)  $     (6,338)   $     (4,555)
Net interest margin         1,673         3,634          2,127           3,910
Impairment charges              -        (1,961)             -          (1,783)
-------------------- ------------- ------------- --------------- ---------------

The restatement did not have any effect on income before extraordinary item or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 4 to the condensed financial statements included in Item 1, the Company has restated its financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001. The following Management Discussion and Analysis takes into account the effects of the restatement.

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

                               FINANCIAL CONDITION

--------------------------------------- ------------------ ---- ----------------
                                            March 31,              December 31,
(amounts in thousands)                        2002                     2001
--------------------------------------- ------------------ ---- ----------------

Collateral for collateralized bonds      $   1,478,539            $   1,634,460
Non-recourse debt  collateralized bonds      1,395,545                1,542,924
Shareholder's equity                            86,795                   95,971

Collateralized bond series outstanding               4                        4
--------------------------------------- ------------------ ---- ----------------

Collateral for collateralized bonds
As of both March 31, 2002 and December 31, 2001, the Company had 4 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.48 billion at March 31, 2002 compared to $1.63 billion at December 31, 2001. This decrease of $155.9 million is primarily the result of $146 million in paydowns on the collateral.

Non-recourse debt - collateralized bonds
Collateralized bonds decreased to $1.40 billion at March 31, 2002 from $1.54 billion at December 31, 2001 primarily as a result of $148.3 million in paydowns during the three months ended March 31, 2002.

Shareholder's Equity
Shareholder's equity decreased to $86.8 million at March 31, 2002 from $96.0 million at December 31, 2001. This decrease was primarily the result of a $10.8 million capital distribution to IHC during the period, partially offset by net income of $1.7 million during the three months ended March 31, 2002.

                          RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                           March 31,
                                               ---------------------------------
(amounts in thousands)                                  2002               2001
--------------------------------------------------------------------------------

Interest income                                  $     26,815       $     44,754
Interest expense                                       17,304             36,289
Provision for losses                                    5,877              4,555
Net interest margin                                     3,634              3,910
Net income                                              1,673              2,127

--------------------------------------------------------------------------------

Interest income on the collateral for collateralized bonds decreased to $26.8 million for the three months ended March 31, 2002 from $44.8 million for the same period in 2001. This decrease was primarily a result of a decline in collateral for collateralized bonds between the respective periods.

Interest and other expense on collateralized bonds decreased to $17.3 million for the three months ended March 31, 2002 from $36.3 million for the three months ended March 31, 2001. This decrease resulted from the decline in collateralized bonds due to prepayments on the related collateral for collateralized bonds, coupled with an overall decline in the cost of funds on the collateralized bonds.

Provision for losses increased to $5.9 million for the three months ended March 31, 2002 from $4.6 million for the same period in 2001. The increase for the three months ended March 31, 2002 was primarily a result of increasing the reserve for probable losses on various loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk, specifically the Company's investment in manufactured housing loan pools.

Net interest margin for the three months ended March 31, 2002 was $3.6 million compared to $3.9 million for the same period in 2001. This decline in the three months ended March 31, 2002 was the result of an increase in provision for losses. The decline in interest earning assets was offset by reduced borrowing costs on collateralized bonds outstanding.

Credit Exposures
With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond issuance. Losses are generally first applied to the overcollateralized amount, or in some instances surplus cash and then the overcollaterialized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At March 31, 2002, the Company retained $142.3 million in aggregate principal amount of overcollateralization. The Company had reserves, or otherwise had provided coverage on $46.7 million at March 31, 2002. At March 31, 2002, $30.3 million of these reserve amounts are in the form of a loss reimbursement guarantee. During the first three months of 2002, the Company provided for additional reserves of $5.9 million and incurred credit losses of $4.5 million.

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

Other Matters
At March 31, 2002, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.

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

Approximately $574.3 million of the Company's collateral for collateralized bonds as of March 31, 2002, is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 70% and 17% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year Constant Maturity Treasury ("CMT"), respectively.

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

The remaining portion of the Company's collateral for collateralized bonds, as of March 31, 2002, approximately $919 million, is comprised of loans that have coupon rates that are fixed. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates and to the level of short-term interest rates.

The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest margin cash flow for the next twelve months assuming no changes in interest rates from those at period end. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to net interest income.

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of March 31, 2002. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of March 31, 2002. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrower's option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers actually exercise their option may cause actual results to significantly differ from the analysis.


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

99.5 Form of Prospectus Supplement of Bonds secured by adjustable-rate mortgage loans (Incorporated herein by reference to Exhibits to Registrant's Pre-Effective Amendment No. 4 to Registration Statement No.33-83524 on Form S-3 filed December 5, 1994).

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

99.11 Copy of Financial Guaranty Insurance Policy No. 50364-N issued by Financial Guaranty Assurance Inc.,dated April 7, 1995, with respect to the Series 3 Bonds (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed April 21, 1995).

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

                                      MERIT SECURITIES CORPORATION



                                      By:  /s/ Stephen J. Benedetti
                                           -------------------------------------
                                           Stephen J. Benedetti
                                           (Principal Executive Officer)



                                      By:  /s/ Stephen J. Benedetti
                                           -------------------------------------
                                           Stephen J. Benedetti
                                           Treasurer
                                           (Principal Financial & Accounting
                                             Officer)


Dated:  October 4, 2002