Form 10-Q
period 2002-09-30
MERIT SECURITIES CORP
filed 2002-11-15
CIK 929426

4



================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |_|Yes |X|No

As of October 31, 2002, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.


================================================================================

                          MERIT SECURITIES CORPORATION

                                    FORM 10-Q


                                      Index


                                                                                                            Page

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Condensed Consolidated Balance Sheets at September 30, 2002
                      and December 31, 2001 (unaudited).......................................................1

                      Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001(as restated)  (unaudited).............................2

                      Condensed Consolidated Statements of Cash Flows for the nine months ended
                      September 30, 2002 and 2001 (as restated)  (unaudited)..................................3

                  Notes to Unaudited Condensed Consolidated Financial Statements..............................4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............................................6

Item 3.           Quantitative and Qualitative Disclosures about Market Risk..................................8

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings..........................................................................10

Item 5.           Other Information..........................................................................10

Item 6.           Exhibits and Reports on Form 8-K...........................................................10

SIGNATURES            .......................................................................................13

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


MERIT SECURITIES CORPORATION
Condensed CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)




                                                                      September 30,                December 31,
                                                                           2002                        2001
                                                                   ---------------------     ---------------------
ASSETS:
   Collateral for collateralized bonds                                 $   1,428,614             $   1,634,460
   Loans                                                                       9,656                     4,435
   Due from affiliates, net                                                    6,018                         -
                                                                       $   1,444,288             $   1,638,895

                                                                   =====================     =====================
LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds                            $   1,373,631             $   1,542,924

SHAREHOLDER'S EQUITY:
     Common stock, no par value, 10,000 shares authorized,
       1,000 shares issued and outstanding                                        10                        10
     Additional paid-in capital                                               68,674                    92,774
     Accumulated other comprehensive (loss) income                            (2,196)                    3,187
     Retained earnings                                                         4,169                         -
                                                                              70,657                    95,971
                                                                   ---------------------     ---------------------
                                                                       $   1,444,288             $   1,638,895
                                                                   =====================     =====================

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
Condensed CONSOLIDATED STATEMENTS
  OF OPERATIONS (UNAUDITED)
(amounts in thousands)


                                                  Three Months Ended                        Nine Months Ended
                                                     September 30                              September 30
                                         -------------------------------------     -------------------------------------
                                              2002                 2001                 2002                 2001
                                         ----------------     ----------------     ----------------     ----------------
                                                               (As Restated,                             (As Restated,
                                                                See Note 5)                               See Note 5)
Interest income:
   Collateral for collateralized
     bonds                                 $     25,727         $     34,587         $     80,478         $    119,314
   Loans                                             17                    -                   44                    -
                                         ----------------     ----------------     ----------------     ----------------
                                                 25,744               34,587               80,522              119,314
                                         ----------------     ----------------     ----------------     ----------------

Interest and related expense:
   Interest expense on
     collateralized bonds                        15,648               24,336               49,002               88,965
   Other                                            502                  439                1,496                1,317
                                         ----------------     ----------------     ----------------     ----------------
                                                 16,150               24,775               50,498               90,282
                                         ----------------     ----------------     ----------------     ----------------

Net interest margin before
   provision for losses                           9,594                9,812               30,024               29,032
Provision for losses                             (5,486)             (12,213)             (16,643)             (21,323)
                                         ----------------     ----------------     ----------------     ----------------
Net interest margin                               4,108               (2,401)              13,381                7,709

Impairment charges                               (2,429)              (1,783)              (8,832)              (5,349)
Other income (loss)                                   3                    -                   (1)                   -
                                         ----------------     ----------------     ----------------     ----------------
Income (loss) before extraordinary                1,682               (4,184)               4,548                2,360
   items
Extraordinary items - gain (loss)
   on extinguishment of debt                        161               (1,013)                (379)              (1,013)
                                         ----------------     ----------------     ----------------     ----------------
Net income (loss)                          $      1,843         $     (5,197)        $      4,169         $      1,347
                                         ================     ================     ================     ================

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
    OF CASH FLOWS (UNAUDITED)
(amounts in thousands)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                               -----------------------------------------------------
                                                                           2002                       2001
                                                                   ----------------------     ----------------------
                                                                                                  (As Restated,
                                                                                                   See Note 5)
Operating activities:
    Net income                                                         $        4,169             $        1,347
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Loss on extinguishment of debt                                              379                      1,013
      Impairment charge                                                         8,832                      5,349
      Provision for losses                                                     16,643                     21,323
      Amortization, net                                                         6,760                      4,694
      Net (increase) decrease in accrued interest receivable
        and funds held by trustee                                              (1,951)                     2,774
      Decrease in accrued interest payable                                       (217)                      (756)
      Other                                                                       (17)                        86
                                                                   ----------------------     ----------------------
        Net cash provided by operating activities                              34,598                     35,830
                                                                   ----------------------     ----------------------

Investing activities:
      Purchase of loans                                                      (158,933)                         -
      Proceeds from principal payments on collateral                          324,830                    460,723
      Proceeds from sale of collateralized bonds                              605,272                    507,641
                                                                   ----------------------     ----------------------
        Net cash provided by investing activities                             771,169                    968,364
                                                                   ----------------------     ----------------------

Financing activities:
      Principal payments on collateralized bonds                             (775,649)                  (984,408)
      Increase in due from affiliates                                          (6,018)                         -
      Capital distributions                                                   (24,100)                   (19,796)
                                                                   ----------------------     ----------------------
        Net cash used for financing activities                               (805,767)                (1,004,204)
                                                                   ----------------------     ----------------------

Net change in cash                                                                  -                        (10)
Cash, beginning of period                                                           -                         10
                                                                   ----------------------     ----------------------

Cash, end of period                                                    $            -             $            -
                                                                   ======================     ======================


Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $       46,932             $       62,611
                                                                   ======================     ======================

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(amounts in thousands except share data)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles" for complete financial statements. The financial statements include the accounts of Merit Securities Corporation (the "Company") and its wholly owned subsidiary, Financial Asset Securitization, Inc. (FASI). The Company is a wholly owned, limited-purpose finance subsidiary of Issuer Holding Corporation ("IHC"). IHC was formed on September 4, 1996 to acquire all of the outstanding stock of the Company and certain other affiliates of Dynex Capital, Inc. ("Dynex"). IHC is a wholly owned subsidiary of Dynex. Dynex has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986. Accordingly, the Company is not subject to federal income tax. The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds"). All significant inter-company balances and transactions have been eliminated in the consolidation of the Company.

In the opinion of management, all significant adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. However, the financial statements presented are unaudited. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

On March 31, 2002, the Company purchased from Dynex Capital, Inc., its parent, 10,000 shares of common stock, representing 100% ownership, of FASI.

Certain reclassifications have been made to the financial statements for 2001 to conform to the presentation for 2002.


NOTE 2 -- COLLATERAL FOR COLLATERALIZED BONDS

Collateral for collateralized bonds consists of loans and debt securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential housing and manufactured housing installment loans secured by a UCC filing. Loans are reported at amortized cost with established provisions for estimated losses. Debt securities are available for sale and are, therefore, marked to market according to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. The Company's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued are non-recourse to the Company. The collateral for collateralized bonds can be sold by the Company, but only subject to the lien of the collateralized bond indenture.

The following table summarizes the components of collateral for collateralized bonds as of September 30, 2002 and December 31, 2001. Debt securities pledged as collateral for collateralized bonds are considered available for sale, and are therefore recorded at fair value.

------------------------------------------------------ --------------------- ----------------------
                                                          September 30,          December 31,
                                                              2002                   2001
------------------------------------------------------ --------------------- ----------------------

   Loans, at amortized cost                              $      1,093,422        $   1,192,109
   Debt securities, at fair value                                 350,119              457,715
                                                                1,443,541            1,649,824

  Reserve for loan losses                                         (14,927)             (15,364)
------------------------------------------------------ --------------------- ----------------------
                                                         $      1,428,614        $   1,634,460
------------------------------------------------------ --------------------- ----------------------


The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of September 30, 2002:

        ------------------------- ------------------ ----------------- ----------------- ------------------
                                                          Gross              Gross           Estimated
                                      Amortized         Unrealized         Unrealized          Fair
                                        Cost               Gains             Losses            Value
        ------------------------- ------------------ ----------------- ----------------- ------------------
            Debt securities         $   352,225                  -       $    (2,106)      $   350,119
        ------------------------- ------------------ ----------------- ----------------- ------------------


NOTE 3 -- FAIR VALUE

The Company estimates fair value for its financial instruments, primarily collateral for collateralized bonds, by calculating the present value of the projected net cash flows of the instruments using estimated market discount rates, prepayment rates and credit loss assumptions. Discount rates used are those management believes would be used by willing buyers of these financial instruments at prevailing market rates. The discount rate used in the determination of fair value of the collateral for collateralized bonds at both September 30, 2002 and December 31, 2001 was 16%. Prepayment rate assumptions at September 30, 2002, and December 31, 2001, were generally at a "constant prepayment rate," or CPR. The CPR for collateral for collateralized bonds consisting of single-family mortgage loans, ranged from 35%-45% for 2002 and 35%-60% for 2001. The CPR for collateral for collateralized bonds consisting of manufactured housing loans, ranged from 11%-12% for 2002 and 9%-10% for 2001. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. Credit loss assumptions vary depending on the collateral pledged, and are based in part on the actual credit losses experienced for the prior six-month period and in part on management's estimate of future credit losses based on the losses experienced on similar loans in the marketplace. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the security could be called and retired by the Company if there is economic value to the Company in calling and retiring the security.

Variations in market discount rates, prepayment rates and credit loss assumptions may materially impact the resulting fair values of the Company's financial instruments. Since the fair value of the Company's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the unaudited condensed consolidated financial statements.


NOTE 4 - ALLOWANCE FOR LOSSES

The following table summarizes the activity for the allowance for losses on collateral for collateralized bonds and loans for the nine months ended September 30, 2002.

------------------------------------------------------ -----------------
                                                             2002
------------------------------------------------------ -----------------
Beginning balance                                        $    15,364
Provision for losses                                          16,120
Losses charged-off, net of recoveries                        (16,467)
------------------------------------------------------ -----------------
Ending balance                                           $    15,017
------------------------------------------------------ -----------------

The Company has limited exposure to credit risk retained on loans, which it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "overcollateralization"), excluding price premiums and discounts and hedge gains and losses. The allowance for losses is included in collateral for collateralized bonds in the accompanying balance sheets.


NOTE 5 -- RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the three and nine month periods ended September 30, 2001, the Company determined that the assets previously reported as debt securities subject to the requirements of SFAS No.115, " Accounting for Certain Investments in Debt and Equity Securities" were, in fact, collateralized borrowings, where the collateral being pledged as securities were loans that should have been accounted for under the requirements of SFAS No. 5, "Accounting for Contingencies" or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." As a result, the accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2001 have been restated from the amounts previously reported to correct the accounting for these investments.

A summary of the significant effects of the restatement is as follows:

------------------------- ---------------------------------------- --- ------------------------------------
                                    Three Months Ended                          Nine Months Ended
                                    September 30, 2001                         September 30, 2001
                          ----------------------------------------     ------------------------------------
                            (As Previously                              (As Previously
                              Reported)            (As Restated)          Reported)         (As Restated)
------------------------- -------------------     ----------------     -----------------    ---------------
Provision for losses        $    (13,996)           $  (12,213)            $ (26,672)         $ (21,323)
Net interest margin               (4,184)               (2,401)                2,360              7,709
Impairment charges                     -                (1,783)               (3,566)            (5,349)
------------------------- ------------------- --- ---------------- --- ----------------- -- ---------------

This restatement had no effect on income (loss) before extraordinary items or net income (loss).


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 5 to the condensed consolidated financial statements included in Item 1, the Company has restated its financial statements for the three and nine month periods ended September 30, 2001. The following management discussion and analysis takes into account the effects of the restatement.

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

                               FINANCIAL CONDITION

--------------------------------------------------- ------------------ ---- -------------------
                                                      September 30,            December 31,
(amounts in thousands)                                    2002                     2001
--------------------------------------------------- ------------------ ---- -------------------
Collateral for collateralized bonds                  $   1,428,614            $   1,634,460
Non-recourse debt - collateralized bonds                 1,373,631                1,542,924
Shareholder's equity                                        64,639                   95,971

Collateralized bond series outstanding                           4                        5
--------------------------------------------------- ------------------ ---- -------------------

Collateral for collateralized bonds
As of December 31, 2001, the Company had 5 series of collateralized bonds outstanding. As of September 30, 2002, the Company had 4 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.4 billion at September 30, 2002 compared to $1.6 billion at December 31, 2001. This decrease of $206 million is primarily the result of $324 million in paydowns on the collateral, impairment losses of $22 million, and $12 million of impaired loans reclassified to "Loans". These were partially offset by $155 million of additional collateral acquired from IHC in April 2002.

Non-recourse debt - collateralized bonds
Collateralized bonds decreased to $1.37 billion at September 30, 2002 from $1.54 billion at December 31, 2001 as a result of $345.5 million in paydowns during the nine months ended September 30, 2002 and the call and retirement of $430.2 million of bonds. These were partially offset by the issuance of $605.3 million in bonds in a securitization completed in April 2002.

Shareholder's Equity
Shareholder's equity decreased to $64.6 million at September 30, 2002 from $96.0 million at December 31, 2001. This decrease was primarily the result of an increase of $5.3 million in net unrealized loss on investments available-for-sale, a $6.0 receivable from affiliates and a $24.1 million capital distribution to IHC during the period for the nine months ended September 30, 2002, offset by net income of $4.2 million.


                              RESULTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                    Nine Months Ended
                                                    September 30,                        September 30,
                                          ----------------------------------  ------------------------------------
(amounts in thousands)                         2002              2001               2002               2001
----------------------------------------------------------------------------  ------------------------------------

Interest income                             $     25,744      $     34,587      $     80,522       $    119,314
Interest expense on collateralized bonds          16,150            24,775            50,498             90,282
Provision for losses                               5,486            12,213            16,643             21,323
Net interest margin                                4,108            (2,401)           13,381              7,709
Net income (loss)                                  1,843            (5,197)            4,169              1,347
------------------------------------------------------------------------------------------------------------------

Interest income on the collateral for collateralized bonds decreased to $25.7 million from $34.6 million for the three month periods ended September 30, 2002 and 2001, respectively. Interest income on the collateral for collateralized bonds decreased to $80.5 million for the nine months ended September 30, 2002 from $119.3 million for the same period in 2001. These decreases were primarily a result of prepayments and paydowns on principal and lower interest rates between the respective periods.

Interest expense on collateralized bonds decreased to $16.2 million from $24.8 million for the three month periods ended September 30, 2002 and 2001, respectively. Interest expense on collateralized bonds decreased to $50.5 million for the nine months ended September 30, 2002 from $90.3 million for the nine months ended September 30, 2001. These decreases resulted almost equally from the decline in collateralized bonds due to prepayments and paydowns on the related collateral for collateralized bonds coupled with an overall decline in the cost of funds on the collateralized bonds.

Provision for losses decreased to $5.4 million from $12.2 million for the three month periods ended September 30, 2002 and 2001, respectively. Provision for losses decreased to $16.6 million for the nine month period ended September 30, 2002 from $21.3 million for the same period in 2001. Provision for losses decreased because, in 2001, a large adjustment to reserve for losses on the Company's manufactured housing loan portfolio was recorded. In both years the provision is primarily to reserve for probable losses on various loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk, principally the Company's investment in manufactured housing loan pools.

Net interest margin increased to $4.1 million from $(2.4) million for the three-month periods ended September 30, 2002 and 2001, respectively. Net interest margin increased to $13.4 million from $7.7 million for the nine-month periods ended September 30, 2002 and 2001, respectively. These increases were primarily a result of a decrease in provision for losses and reduced borrowing costs on collateralized bonds outstanding partially offset by a decline in interest earning assets during these periods.

Credit Exposures
With collateralized bond structures, the Company retains credit risk relative to the amount of over-collateralization required in conjunction with the bond issuance. Losses are generally first applied to the over-collateralized amount, or in some instances surplus cash and then the over-collateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At September 30, 2002, the Company retained $105 million in aggregate principal amount of over-collateralization. The Company had reserves, or otherwise had provided coverage for credit losses in the amount of $14.9 million at September 30, 2002. During the first nine months of 2002, the Company provided for additional reserves of $16.6 million and incurred credit losses of $16.8 million.

Other forms of credit enhancement that benefit the Company, based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $30.2 and a remaining deductible aggregating $1.5 million on $100 million of securitized single family mortgage loans which are subject to such reimbursement agreements and $305.7 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 42% on such policies before the Company would incur losses.

Other Matters
At September 30, 2002, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.


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

Approximately $555 million of the Company's collateral for collateralized bonds as of September 30, 2002, are comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 74% and 15% of these ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

The remaining portion of the Company's collateral for collateralized bonds as of September 30, 2002, approximately $894 million, is comprised of loans that have coupon rates that are fixed. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates and to the level of short-term interest rates.

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

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of September 30, 2002. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of September 30, 2002. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis.

------------------------- --------------------
      Basis Point           % Change in Net
  Increase (Decrease)       Interest Margin
   in Interest Rates        From Base Case
------------------------- --------------------
         +200                  (15.7)%
         +100                   (8.0)%
         Base                     -
         -100                   10.5%
         -200                   23.1%
------------------------ ---------------------


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:

         None

Item 4.  Controls And Procedures

         (a) Evaluation of disclosure controls and procedures.

             As required by Rule 13a-15 under the Exchange Act, within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's management, as appropriate, to allow timely decisions regarding required disclosures.

         (b) Changes in internal controls.

             There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.


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

              99.17 Copy of Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed August 28, 2002).

              99.18  Certification of Principal Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

              99.19  Certification of Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

              Current report on Form 8-K as filed with the Commission on August 28, 2002, regarding Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Item 9 Regulation FD disclosure for in connection with the Quarterly Report of Merit Securities Corporation on Form 10-Q for the quarter ended June 30, 2002.

              Current report on Form 8-K as filed with the Commission on September 19, 2002, regarding Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Item 9 Regulation FD disclosure for in connection with the Annual Report of Merit Securities Corporation on Form
                  10-K/A for the fiscal year ended December 31, 2001.

              Current report on Form 8-K as filed with the Commission on October 4, 2002, regarding Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Item 9 Regulation FD disclosure for in connection with the Quarterly Report of Merit Securities Corporation on Form 10-Q/A for the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MERIT SECURITIES CORPORATION



                                  By:  /s/ Stephen J. Benedetti
                                       -----------------------------------------
                                       Stephen J. Benedetti
                                       President
                                       (Principal Executive Officer,
                                        Principal Financial Officer)



                                       /s/ Kevin J. Sciuk
                                       -----------------------------------------
                                       Kevin J. Sciuk
                                       Controller
                                       (Principal Accounting Officer)

Dated:  November 14, 2002

                                    CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Merit Securities Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002                         /s/ Stephen J. Benedetti
                                                -----------------------------
                                                Stephen J. Benedetti
                                                Principal Executive Officer

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Merit Securities Corporation;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b)  evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                /s/ Stephen J. Benedetti
                                                Stephen J. Benedetti
                                                Chief Financial Officer

                                                                   Exhibit 99.18




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Merit Securities Corporation (the "Company") on Form 10-Q for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the  Sarbanes-Oxley  Act of 2002,  that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                               /s/ Stephen J. Benedetti
                                              Stephen J. Benedetti
                                              Principal Executive Officer
                                              November 14, 2002

                                                                   Exhibit 99.19




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Merit Securities Corporation (the "Company") on Form 10-Q for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                            /s/ Stephen J. Benedetti
                                           Stephen J. Benedetti
                                           Chief Financial Officer
                                           November 14, 2002