Form 10-K
period 2002-12-31
MERIT SECURITIES CORP
filed 2003-04-15
CIK 929426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          MERIT SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)
                                    33-83524
                               Commission File No.

     Virginia                                                  54-1736551
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

4551 Cox Road, Suite 300, Glen Allen, Virginia                   23060-6740
  (Address of principal executive offices)                       (Zip Code)

                                 (804) 217-5800
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      |X|      No       |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

Aggregate market value of voting stock held by non-affiliates of the registrant as of the latest practicable date, February 28, 2003:
None

As of February 28, 2002, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.

                                       (i)
                          MERIT SECURITIES CORPORATION
                          2002 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                          Number
PART I.

         Item 1.   Business..................................................................................1
         Item 2.   Properties................................................................................3
         Item 3.   Legal Proceedings.........................................................................3
         Item 4.   Submission of Matters to a Vote of Security Holders.......................................3

PART II.

         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....................3
         Item 6.   Selected Financial Data...................................................................3
         Item 7.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.....................................................................3
         Item 7A.  Quantitative and Qualitative Disclosures about Market Risk................................8
         Item 8.   Financial Statements and Supplementary Data..............................................11
         Item 9.   Changes In and Disagreements with Accountants on Accounting and
                   Financial Disclosure.....................................................................24

PART III.

         Item 10.  Directors and Executive Officers of the Registrant.......................................24
         Item 11.  Executive Compensation...................................................................24
         Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................24
         Item 13.  Certain Relationships and Related Transactions...........................................24

PART IV.

         Item 14.  Controls and Procedures..................................................................24
         Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................25

SIGNATURES         .........................................................................................28


                                     PART I

Item 1.    BUSINESS

Merit Securities Corporation (the "Company") was incorporated in Virginia on August 19, 1994. The Company is a wholly-owned, limited-purpose finance subsidiary of Issuer Holding Corporation ("IHC"), which is a wholly-owned subsidiary of Dynex Capital, Inc. ("Dynex"), a New York Stock Exchange listed financial services company (symbol: DX). The financial statements include the amounts of the Company and its wholly owned subsidiary, Financial Asset Securitization, Inc. (FASI).

The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds"). The Bonds are secured by securities and loans backed primarily by: (i) mortgage loans secured by first or second liens on residential property, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title, (ii) other mortgage pass-through certificates or mortgage-collateralized obligations, and
(iii) consumer installment loans (collectively, the "Collateral"). In the future, the Company may also securitize other types of loans or securities such as Federal National Mortgage Association Mortgage-Backed Certificates, Federal Home Loan Mortgage Corporation Mortgage-Backed Certificates, or Government National Mortgage Association Mortgage-Backed Certificates.

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

From the date of its inception to December 31, 2002, the Company has issued fifteen (15) series of Bonds totaling approximately $9.7 billion aggregate principal amount. To date, eleven (11) of these series have been called and collapsed into subsequent issuances or called and re-offered for sale. As of December 31, 2002 and December 31, 2001, the Company had four (4) series of Bonds outstanding totaling approximately $1.3 billion and $1.5 billion respectively.

On April 25, 2002, the Company completed the securitization of $602 million of single-family mortgage loans and the associated issuance of $605 million of collateralized bonds. Of the $602 million of single-family mortgage loans securitized, $447 million were loans which were already owned by the Company and $155 million represented new loans from the purchase of adjustable-rate and fixed-rate mortgage backed securities from third parties pursuant to certain call rights owned by the Company. The securitization was accounted for as a financing; thus the loans and associated bonds were included in the accompanying consolidated balance sheet as assets and liabilities of the Company.
Approximately $12 million of delinquent loans were not included in the securitization and were retained by the Company. These loans were considered held-for-sale, and accordingly were adjusted to the lower of cost or market. The Company no longer considers these loans held-for-sale.

At December 31, 2002, the Company had securities of approximately $308.6 million remaining for issuance under a shelf registration statement filed with the Securities and Exchange Commission. The Company does not currently anticipate issuing additional Bonds in the near future, other than the possible call and re-securitization or re-issuance of previously issued Bonds.

The Company competes in a national market with various financial firms. Economic conditions, interest rates, regulatory changes and market dynamics all influence the securities market.

                                 Securitization

The Company's  predominate  securitization  structure is  collateralized  bonds, whereby loans and securities are pledged to a trust and the trust issues non-recourse collateralized bonds pursuant to an indenture. Generally, for accounting and tax purposes, the loans and securities financed through the issuance of collateralized bonds are treated as assets of the Company, and the collateralized bonds are treated as debt of the Company. The Company earns the net interest spread between the interest income on the loans and securities and the interest and other expenses associated with the collateralized bond financing. The net interest spread is directly impacted by the credit performance of the underlying loans and securities, by the level of prepayments of the underlying loans and securities and, to the extent collateralized bond classes are variable-rate, may be affected by changes in short-term rates. The Company's investment in the collateralized bonds is typically referred to as the "over-collateralization", which is represented by the excess of the collateral pledged over the associated collateralized bonds.


                           Investment Portfolio Risks

The Company is exposed to several types of risks inherent in its investment portfolio. These risks include credit risk (inherent in the loan and/or security structure) and prepayment/interest rate risk (inherent in the underlying loan).

Credit Risk

Credit risk is the risk of loss to the Company from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a loan. A borrower's ability to repay, or the value of the underlying collateral, could be negatively influenced by economic and market conditions. These conditions could be global, national, regional or local in nature. Upon securitization of the pool of loans or securities backed by loans, the credit risk retained by the Company is generally limited to its net investment in the collateralized bond structure (referred to as "principal balance of net investment", or as "over-collateralization") and/or subordinated [securities] that it may retain from a securitization. For securitized pools of loans, the Company provides for reserves for expected losses based on the current performance of the respective pool; if losses are experienced more rapidly due to market conditions than the Company has provided for in its reserves, the Company may be required to provide for additional reserves for these losses. The Company also has credit risk related to certain debt securities, principally on those pledged as collateral for collateralized bonds, and recognizes losses when incurred or when such security is deemed to be impaired on an other than temporary basis.

The Company evaluates and monitors its exposure to credit losses and has established reserves for probable credit losses based upon anticipated future losses on the loans and securities, general economic conditions and historical trends in the portfolio. For loans and securities pledged as collateral for collateralized bonds, the Company considers its credit exposure to include over-collateralization and retained subordinated securities. As of December 31, 2002, the Company's credit exposure on over-collateralization was $93.6 million. The Company has reserves of $20.7 million relative to this credit exposure. The Company also has credit risk on loans that are not securitized amounting to $6.5 million at December 31, 2002.

The Company also has various other forms of credit enhancement which, based upon the performance of the underlying loans and securities, may provide additional protection against losses. Specifically $272.0 million of the single family mortgage loans in various pools are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 48.4% on such policies before the Company would incur losses; and $94.0 million of the single family mortgage loans are subject to various loss reimbursement agreements totaling $30.2 million with a remaining aggregate deductible of approximately $1.4 million.

Prepayment/Interest Rate Risk

The interest rate environment may also impact the Company. For example, in a rising rate environment, the Company's net interest margin may be reduced, as the interest cost for its funding sources could increase more rapidly than the interest earned on the associated asset financed. The Company's floating-rate funding sources are substantially based on the one-month London Inter-Bank Offered Rate ("LIBOR") and re-price at least monthly, while the associated assets are principally six-month LIBOR or one-year Constant Maturity Treasury ("CMT") based and generally re-price every six to twelve months. Additionally, the Company has approximately $254 million of fixed-rate assets financed with floating-rate collateralized bond liabilities. In a declining rate environment, net interest margin may be enhanced for the opposite reasons. In a period of declining interest rates, however, loans and securities in the investment portfolio will generally prepay more rapidly (to the extent that such loans are not prohibited from prepayment), which may result in additional amortization of asset premium. In a flat yield curve environment (i.e., when the spread between the yield on the one-year Treasury security and the yield on the ten-year

Treasury security is less than 1.0%), single-family adjustable rate mortgage ("ARM") loans and securities tend to rapidly prepay, causing additional amortization of asset premium. In addition, the spread between the Company's funding costs and asset yields would most likely compress, causing a further reduction in the Company's net interest margin. Lastly, the Company's investment portfolio may shrink, or proceeds returned from prepaid assets may be invested in lower yielding assets. The severity of the impact of a flat yield curve to the Company would depend on the length of time the yield curve remained flat.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company is a financial services company, which invests in loans and securities consisting of or secured by, principally single family mortgage loans and manufactured housing installment loans. The loans and securities in which the Company invests have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse bonds ("collateralized bonds"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk.

On April 25, 2002, the Company completed the securitization of $602 million of single-family mortgage loans and the associated issuance of $605 million of collateralized bonds. Of the $602 million of single-family mortgage loans securitized, $447 million were loans which were already owned by the Company and $155 million represented new loans from the purchase of adjustable-rate and fixed-rate mortgage backed securities from third parties pursuant to certain call rights owned by the Company. The securitization was accounted for as a financing; thus the loans and associated bonds were included in the accompanying consolidated balance sheet as assets and liabilities of the Company.
Approximately $12 million of delinquent loans were not included in the securitization and were retained by the Company. These loans were considered available-for-sale, and accordingly were adjusted to the lower of cost or market. The Company no longer considers these loans available-for-sale.

                          CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based in large part upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Critical accounting policies are defined as those that are reflective of significant judgements or uncertainties, and which may result in materially different results under different assumptions and conditions, or the application of which may have a material impact on the Company's financial statements. The following are the Company's critical accounting policies.

Fair Value

The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Collateral for collateralized bonds make up a significant portion of the Company's investments. The estimate of fair value for securities within collateral for collateralized bonds is determined by calculating the present value of the projected net cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at December 31, 2002 and 2001. The Company utilizes a discount rate of 16% in determining the fair value of its financial instruments when the Company's ownership interest in such financial instrument is generally represented by interests rated `BBB' or below, and generally concentrated in the overcollateralization or residual interest components. Prepayment rate assumptions at December 31, 2002 and 2001 were generally at a "constant prepayment rate," or CPR, ranging from 26%-50% for 2002, and 40%-60% for 2001, for collateral for collateralized bonds consisting of single-family mortgage loans and securities, and a CPR equivalent of 11%-12% for 2002 and 9%-10% for 2001, for collateral for collateralized bonds consisting of manufactured housing loans and securities. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of collateral for collateralized bonds, depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the collateralized bond security could be called and retired by the Company if there is economic value to the Company in calling and retiring the collateralized bond security. Such call date is typically triggered on the earlier of a specified date or when the remaining collateralized bond security balance equals 35% of the original balance (the "Call Date"). The Company estimates anticipated market prices of the underlying collateral at the Call Date.

Allowance for Loan Losses

The Company has credit risk on loans pledged as collateral for collateralized bonds in its investment portfolio. An allowance for loan losses has been estimated and established for current existing losses based on certain performance factors associated with the collateral, including current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of probable credit losses, using the above factors, as well as industry loss experience. The loans are considered homogeneous and the allowance for loan losses is established and evaluated on a pool basis. Provisions made to increase the allowance related to credit risk are presented as provision for loan losses in the accompanying consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to record the allowance.

FINANCIAL CONDITION

--------------------------------------------------------------------------------
                                                               December 31,
                                                         -----------------------
(amounts in thousands except series outstanding) .......     2002         2001
                                                          ----------  ----------
Collateral for collateralized bonds .................... $1,341,237   $1,634,460
Loans ..................................................      6,505          906
Asset-backed Securities ................................      1,644        3,529
Non-recourse debt - collateralized bonds ...............  1,299,113    1,542,924
Shareholder's equity ...................................     61,780       95,971
Collateralized bond series outstanding .................          4            4
--------------------------------------------------------------------------------
Collateral for collateralized bonds

Collateral for collateralized bonds includes loans and securities consisting of, or secured by, adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. As of December 31, 2002 and 2001, the Company had four series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.3 billion at December 31, 2002 compared to $1.6 billion at December 31, 2001. This decrease of $293.2 million is primarily the result of $390 million in paydowns on the collateral, $28.5 million of increased provisions for losses on loans, $15.6 million of impairment losses on securities, amortization of premiums and discounts of $2.2 million and market value adjustments of $3.1 million. These decreases were offset by the addition of $147 million of new collateral purchased in the current year.


Loans

Loans increased to $6.5 million at December 31, 2002 from $0.9 million at December 31, 2001. In connection with the securitization completed in April 2002 as previously discussed, non-performing loans in the amount of $12.6 million were reclassified to loans from collateral for collateralized bonds. This increase was partially offset by paydowns on the loans of $4.2 million, impairment write-downs of $2.1 million, and $1.0 million of other net decreases.

Asset-backed Securities

Asset-backed securities decreased to $1.6 million at December 31, 2002, compared to $3.5 million at December 31, 2001, as a result of principal payments of $2.0 million during the year partially offset by $0.1 million in discount amortization.

Non-recourse debt - collateralized bonds

Collateralized bonds decreased to $1.3 billion at December 31, 2002 from $1.5 billion at December 31, 2001. This decrease was primarily a result of principal pay-downs of $420.8 million and interest made during the year, from the principal payments received from the associated collateral for collateralized bonds and a net decrease of $0.5 million for accrued interest payable. These decreases were partially offset by a net increase in bonds payable of $174.5 million and amortization of the discount on collateralized bonds of $3.2 million.

Shareholder's Equity

Shareholder's equity decreased to $61.8 million at December 31, 2002, from $96.0 million at December 31, 2001. This decrease was a result of $24.1 million in dividend and return of capital distributions made by the Company to IHC, a $3.3 million decrease in net unrealized income, and a net loss of $6.8 million during 2002.

RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
                                               For the Year Ended December 31,
                                           -------------------------------------
(amounts in thousands)                          2002        2001         2000
--------------------------------------------------------------------------------
Interest income                             $  105,217  $  150,372  $   201,317
Interest expense                                65,432     109,863      176,918
Provision for losses                            28,559      18,670       28,585
Net interest margin                             11,226      21,839       (4,186)
Loss on termination of interest rate caps            -           -       (2,440)
Impairment charges                             (17,617)    (15,840)      (5,523)
Extraordinary loss - extinguishment of debt       (379)     (1,013)           -
                                           -------------------------------------
Net (loss) income                               (6,770)      4,986      (12,714)
--------------------------------------------------------------------------------

Interest income on the collateral for collateralized bonds decreased to $105.2 million in 2002 from $150.4 million in 2001. This decrease was primarily a result of the continued impact of prepayments on interest income, as average collateral for collateralized bonds declined from $2.0 billion to $1.5 billion for the years ended December 31, 2001 and 2002, respectively, coupled with the overall decline in interest rates during 2002. Interest income on the collateral for collateralized bonds decreased to $150.4 million in 2001 from $201.3 million in 2000. This decrease was primarily a result of the continued impact of prepayments on interest income, as average collateral for collateralized bonds declined from $2.6 billion to $2.0 billion for the years ended December 31, 2000 and 2001, respectively, coupled with the overall decline in interest rates during 2001.

Interest expense on collateralized bonds decreased to $65.4 million in 2002 from $109.9 million in 2001, primarily due to the decrease in one-month London
InterBank Offered Rate ("LIBOR") during 2002 and the decline in average collateralized bonds due to paydowns on the related collateral for collateralized bonds. The one-month LIBOR decreased from 1.87% at December 31, 2001 to 1.38% at December 31, 2002. Interest expense on collateralized bonds decreased to $109.9 million in 2001 from $176.9 million in 2000, primarily due to the decrease in one-month London InterBank Offered Rate ("LIBOR") during 2001 and the decline in average collateralized bonds due to prepayments on the related collateral for collateralized bonds.

The Company provides for losses on its loans where it has retained credit risk. The Company provides for losses on its loans through a provision for loan losses. Provision for loan losses increased to $28.6 million in 2002 from $18.7 million in 2001. The continuing under-performance of the Company's manufactured housing loan and securities portfolio prompted the company to revise its estimate of losses to include a percentage of all loans with delinquencies greater than 30 days. Defaults in 2002 averaged 4.3% versus 4.2% in 2001, and loss severity remained at 77% during the year. "Loss Severity" is the cumulative loss incurred on a loan, or sub-set of loans, divided by the unpaid principal balance of such loan(s). Should these trends continue, the Company will likely need to increase the provision for loan losses and will likely have increased other-than-temporary impairment charges on its manufactured housing debt securities portfolio. Provision for losses for loans decreased to $18.7 million in 2001 from $28.5 million in 2000 and impairment charges increased to $15.8 million in 2001 from $5.5 million in 2000. Provision for losses and other-than-temporary impairment losses remained high in 2001 due to the under-performance of the Company's manufactured housing loan portfolio. The increase in severe loan losses is a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. In addition, the Company has seen some increase in overall default rates on its manufactured housing loans. Defaults in 2001 averaged 4.2% versus 3.4% in 2000, and loss severity increased from 70% to 77% during the year.

Net interest margin in 2002 decreased to $11.2 million from $21.8 million in 2001. This decrease was the result of an increase in provision for losses and reduced borrowing costs on collateralized bonds outstanding partially offset by a decline in interest earning assets during these periods. Net interest margin in 2001 increased to $21.8 million from $(4.2) million in 2000. This increase was the result of the reduction in the Company's average cost of funds as a result of the overall decline in interest rates during 2001. Due to the mismatch in the re-pricing of the Company's assets and liabilities (the adjustable rate portion of the Company's assets resets generally every six months and the adjustable rate portion of the Company's collateralized bonds resets generally every month), the decrease in overall rates benefited the Company's net interest margin.

The Company recognizes other than temporary impairment charges on its debt securities. Impairment charges increased from $15.8 million in 2001 to $17.6 million in 2002. Impairment charges increased to $15.8 million in 2001 compared to $5.5 million in 2000. These increases resulted from the continued under-performance of the Company's manufactured housing loan portfolio in debt securities as discussed above.

Loss on termination of interest rate caps of $2.4 million during 2000 is the result of the liquidation of the Company's interest rate cap agreements, which had a notional balance of $351 million.

The extraordinary loss of $0.4 million in 2002 was a result of the write-off of bond issuance costs relating to the securitization completed in April 2002. The extraordinary loss of $1.0 million in 2001 was a result of the call and re-issuance of $503.8 million of collateralized bonds related to its Series 11A bonds.

Credit Exposures

With collateralized bond structures, the Company retains credit risk relative to the amount of over-collateralization required in conjunction with the bond insurance. Losses are generally first applied to the over-collateralized amount, with any losses in excess of that amount borne by the holders of the collateralized bonds. Generally, surplus cash that would otherwise be released to the Company is retained within the securitization structure if losses exceed a certain threshold. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At December 31, 2002, the Company retained $93.6 million in aggregate principal amount of over-collateralization compared to $102.7 million at December 31, 2001. During 2002, surplus cash retained to cover losses aggregated $6.7 million.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No.143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on the financial position, results of operations or cash flows of the Company.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB 30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as Dynex has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB 30 must be reclassified. The Company is in the process of assessing the impact of this statement but does not believe the adoption of SFAS No. 145 will have any material impact on its financial position or results of operations. The Company is reviewing its tranactions to determine if there may be instances that require reclassification of some amounts from extraordinary items to operting income which will not have an impact on income
(loss) available to common shareholders.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective January 1, 2003, SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This SFAS applies to activities that are initiated after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a significant impact on the financial position, results of operations or cash flows of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." With the exception of transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, the carrying amount of an unidentifiable intangible asset shall continue to be amortized as required in SFAS No. 72, unless the transaction to which that asset arose was a business combination. In that case, the carrying amount of that asset is to be reclassified to goodwill as of the later of the date of acquisition or the date SFAS No. 142 is applied in its entirety. Thus, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. Also, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. The effective date for this provision is on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 has not had an impact on the financial position, results of operations, or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Effective after December 15, 2003, this Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet assessed the impact of this statement on its financial position or results of operations.

On November 25, 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The disclosure provisions have been implemented and no disclosures were required at year-end 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN No. 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN 45 in 2003 has not and is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest margin comprises the primary component of the Company's earnings. Additionally, cash flow from the investment portfolio represents the primary component of the Company's incoming cash flow. The Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods. The Company's strategy has been to mitigate interest rate risk through the creation of a diversified investment portfolio that generates stable income and cash flow in a variety of interest rate and prepayment environments.

The Company monitors the aggregate cash flow, projected net yield and market value of its investment portfolio under various interest rate assumptions. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest margin cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on the 90-day Eurodollar futures contract) as of period end. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of December 31, 2002. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a parallel shift in interest rates, as discussed above. The "Base" case represents the interest rate environment as it existed as of December 31, 2002. As December 31, 2002, one-month LIBOR and six-month LIBOR were both 1.38%. The analysis is heavily dependent upon the assumptions used in the model. Prepayment rate assumptions used were estimates and were generally at a "constant prepayment rate", or CPR, ranging from 26%-50%, for collateral for collateralized bonds consisting of single-family mortgage loans and securities, and a CPR equivalent ranging from 11%-12% for collateral for collateralized bonds consisting of manufactured housing loans and securities.

The effect of changes in future interest rates, the shape of the yield curve, actual credit losses experienced, or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. Given the current composition and performance of the investment portfolio, and the limitation to estimating twenty-four months of net interest margin cash flows, variations in prepayment rate assumptions are not expected to have a material impact on the net interest margin cash flows. Projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.

                                              % Change in Net
        Basis Point                         Interest Margin Cash
   Increase (Decrease) in                Flow From
       Interest Rates                            Base Case
-----------------------------            ---------------------------
            +200                                  (19.5)%
            +100                                   (9.7)%
            Base
            -100                                   11.4%
            -200                                   23.9%

Approximately $515 million of the Company's investment portfolio as of December 31, 2002 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 73% and 14% of the ARM loans or securities underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively. These ARM assets are financed with adjustable-rate collateralized bond borrowings.

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

The remaining portion of the Company's collateral for collateralized bonds as of December 31, 2002, approximately $859 million, is comprised of loans that have coupon rates that are fixed. The Company has limited its interest rate risk on such collateral primarily through (i) the issuance of fixed-rate collateralized bonds which approximated $518.7 million as of December 31, 2002, and (ii) equity, which was $61.8 million. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates, not the level of short-term interest rates.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED FINANCIAL STATEMENTS
MERIT SECURITIES CORPORATION


Independent Auditors' Report ...........................................................................12
Balance Sheets - December 31, 2002 and 2001.............................................................13
Statements of Operations - For the years ended December 31, 2002, 2001 and 2000.........................14
Statements of Shareholder's Equity - For the years ended December 31, 2002, 2001 and 2000...............15
Statements of Cash Flows - For the years ended December 31, 2002, 2001 and 2000.........................16
Notes to Financial Statements - For the years ended December 31, 2002, 2001 and 2000....................17


INDEPENDENT AUDITORS' REPORT


The Board of Directors
Merit Securities Corporation


We have audited the accompanying consolidated balance sheets of Merit Securities Corporation and subsidiaries (the "Corporation"), as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merit Securities Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


Richmond, Virginia
March 20, 2003

BALANCE SHEETS
MERIT SECURITIES CORPORATION
December 31, 2002 and 2001
(amounts in thousands except share data)


                                                    2002               2001
                                                ---------------  ---------------
Assets:
    Collateral for collateralized bonds          $  1,341,237       $  1,634,460
   Loans                                                6,505                906
    Asset-backed Securities, held-to-maturity           1,644              3,529
    Due from affiliates, net                           11,507                  -
                                                ---------------  ---------------
                                                 $  1,360,893       $  1,638,895
                                                ===============  ===============
Liabilities and Shareholder's Equity:
Liabilities:
   Non-recourse debt - collateralized bonds      $  1,299,113       $  1,542,924
                                                ---------------  ---------------
                                                    1,299,113          1,542,924
                                                ---------------  ---------------
Shareholder's Equity:
   Common stock, no par value
     10,000 shares authorized,
     1,000 issued and outstanding                          10                 10
   Additional paid-in capital                          68,674             92,774
   Accumulated other comprehensive (loss) income         (134)             3,187
   Retained earnings                                   (6,770)                 -
                                                ---------------  ---------------
                                                       61,780             95,971
                                                ---------------  ---------------
                                                 $  1,360,893      $   1,638,895
                                                ===============  ===============

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
MERIT SECURITIES CORPORATION
For the years ended December 31, 2002, 2001 and 2000
(amounts in thousands)


                                                    2002       2001      2000
                                                  ------------------------------
  Interest income:
    Collateral for collateralized bonds .........$ 105,139  $ 150,372 $ 201,317
      Loans .....................................       78       --        --
                                                   -------    -------   -------
                                                   105,217    150,372   201,317
                                                   -------    -------   -------

  Interest and related expense:
    Interest expense on collateralized bonds ....   63,441    108,135   175,306
    Other collateralized bond expense ...........    1,991      1,728     1,612
                                                   -------    -------   -------
                                                    65,432    109,863   176,918
                                                   -------    -------   -------

  Net interest margin before provision for losses   39,785     40,509    24,399
  Provision for loan losses .....................  (28,559)   (18,670)  (28,585)
                                                   -------    -------   -------
  Net interest margin ...........................   11,226     21,839    (4,186)

Loss on termination of interest rate caps .......     --         --      (2,440)
Impairment charges ..............................  (17,617)   (15,840)   (5,523)
Other expense ...................................     --         --        (565)
                                                   -------    -------   -------
(Loss) income before extraordinary item .........   (6,391)     5,999   (12,714)

Extraordinary loss - extinguishment of debt .....     (379)    (1,013)     --
                                                   -------    -------   -------

Net (loss) income ...............................$  (6,770) $   4,986 $ (12,714)
                                                   ========   =======   ========

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER'S EQUITY
MERIT SECURITIES CORPORATION
For the years ended December 31, 2002, 2001 and 2000 (amounts in thousands except share data)



                                                                               Accumulated           Retained
                                       Common                  Additional         Other              Earnings
                                    Stock Shares    Common      paid-in       comprehensive        (accumulated
                                    Outstanding      Stock      capital       income (loss)          deficit)          Total
                                    -----------      -----      -------       -------------          --------          -----
Balance at January 1, 2000            1,000          $   10       $125,997    $     (11,946)     $     24,757     $   138,818
Comprehensive loss:
Net loss                                  -               -              -                -           (12,714)        (12,714)

Change in net unrealized loss on
  investments available-for-sale          -               -              -          (31,127)                -         (31,127)
                                                                                                                ---------------
Total comprehensive loss                                                                                              (43,841)
Capital contributions
                                          -               -         21,243                -                 -          21,243
                                   --------------- ---------- ------------- ------------------ ---------------- ---------------
Balance at December 31, 2000          1,000              10        147,240          (43,073)           12,043         116,220

Comprehensive loss:
Net income                                -               -              -                -             4,986           4,986

Change in net unrealized loss on
  investments available-for-sale          -               -              -           46,260                 -          46,260
                                                                                                                ---------------
Total comprehensive income                                                                                             51,246
Dividends and capital
  distributions                           -               -        (54,466)               -           (17,029)        (71,495)

                                   --------------- ---------- ------------- ------------------ ---------------- ---------------
   Balance at December 31, 2001       1,000              10         92,774            3,187                 -          95,971

Comprehensive loss:
Net loss                                  -               -              -                -            (6,770)         (6,770)

Change in net unrealized loss on
  investments available-for-sale          -               -              -           (3,321)                -          (3,321)
                                                                                                                ---------------
Total comprehensive income                                                                                            (10,091)
Capital distributions
                                          -               -        (24,100)               -                 -         (24,100)
                                   --------------- ---------- ------------- ------------------ ---------------- ---------------
Balance at December 31, 2002          1,000          $   10       $ 68,674    $        (134)     $     (6,770)    $    61,780

                                   =============== ========== ============= ================== ================ ===============

See accompanying notes to financial statements.

MERIT SECURITIES CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002, 2001 and 2000
(amounts in thousands)

                                                                         2002              2001              2000
                                                                         ----              ----              ----
  Operating activities:

    Net (loss) income                                              $     (6,770)    $      4,986      $    (12,714)
      Adjustments to reconcile net (loss) income  to net cash
        provided by operating activities:
          Impairment charges                                             17,617           15,840             5,523
          Provision for losses                                           28,559           18,670            28,585
          Amortization, net                                               6,901            9,264             9,971
          Loss on termination of interest rate caps                           -                -             2,440
          Other                                                          (1,529)           1,210             2,316
                                                                -------------------------------------------------------
             Net cash provided by operating activities                   44,778           49,970            36,121
                                                                -------------------------------------------------------
  Investing activities:
    Purchase of loans and debt securities                              (157,097)               -                 -
    Principal payments on collateral                                    395,717          577,625           507,521
    Proceeds from sale of collateral for collateralized bonds                 -           48,710                 -
                                                                -------------------------------------------------------
             Net cash provided by investing activities                  238,620          626,335           507,521
                                                                -------------------------------------------------------
  Financing activities:
    Proceeds from issuance of bonds                                     172,653          503,914               657
    Principal payments on collateralized bonds                         (420,775)      (1,108,734)         (523,198)
    Increase in due from affiliates                                     (11,176)               -           (42,344)
    Dividends and capital (distributions) contributions                 (24,100)         (71,495)           21,243
                                                                -------------------------------------------------------
             Net cash used for financing activities                    (283,398)        (676,315)         (543,642)
                                                                -------------------------------------------------------
  Net change in cash                                                          -              (10)                -
  Cash at beginning of year                                                   -               10                10
                                                                -------------------------------------------------------
  Cash at end of year                                              $          -     $          -      $         10
                                                                =======================================================
  Supplemental disclosure of cash flow information:
    Cash paid for interest                                         $     60,870     $    105,654      $    171,906
                                                                =======================================================

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
MERIT SECURITIES CORPORATION
For the years ended December 31, 2002, 2001 and 2000
(dollar amounts in thousands)


NOTE 1 - THE COMPANY

     Merit Securities Corporation (the "Company") is a wholly owned, limited-purpose finance subsidiary of Issuer Holding Corporation, Inc. ("IHC"). The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds. IHC is a wholly-owned subsidiary of Dynex Capital, Inc. ("Dynex"), a New York Stock Exchange listed financial services company (symbol: DX). The financial statements include the amounts of the Company and its wholly owned subsidiary, Financial Asset Securitization, Inc. (FASI).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Federal Income Taxes

As a subsidiary of IHC, which is a subsidiary of Dynex, the Company is a qualified real estate investment trust (REIT) subsidiary under the Internal Revenue Code. As a qualified REIT subsidiary, the Company is not subject to tax so long as Dynex maintains its REIT status. Accordingly, no provision has been made for income taxes for the Company in the accompanying financial statements, as Dynex believes it has met the prescribed distribution requirements. Should the Company not maintain its qualified REIT subsidiary status in the future, or if Dynex does not maintain its REIT status, it may be subject to income taxes.

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

The Company has classified all of its debt securities included in collateral for collateralized bonds as available-for-sale. As such, debt securities included in collateral for collateralized bonds at December 31, 2002 and 2001 are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income.

Deferred Issuance Costs

Costs incurred in connection with the issuance of collateralized bonds are deferred and amortized over the estimated lives of the collateralized bonds using a method that approximates the effective yield method. These costs are included in the carrying value of the collateralized bonds.

Price Premiums and Discounts

Price premiums and discounts on the collateral for collateralized bonds and the collateralized bonds are amortized into interest income or expense, respectively, over the life of the related investment or obligation using the effective yield method, or a method that approximates the effective yield method. Hedging basis adjustments on associated investments and obligations are included in premiums and discounts.

Loans Not Pledged

The Company holds loans which are not pledged to a trust and are carried at amortized cost.

Interest Income

Interest income is recognized when earned according to the terms of the underlying investment and when, in the opinion of management, it is collectible. For loans, the accrual of interest is discontinued when, in the opinion of management, the interest is not collectible in the normal course of business, when the loan is past due and when the primary servicer of the loan fails to advance the interest and/or principal due on the loan. For securities and other investments, the accrual of interest is discontinued when, in the opinion of management, it is possible that all amounts contractually due will not be collected. Loans are considered past due when the borrower fails to make a timely payment in accordance with the underlying loan agreement, inclusive of all applicable cure periods. All interest accrued but not collected for investments that are placed on non-accrual status or charged-off is reversed against interest income. Interest on these investments is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Asset-backed Securities

Asset-backed   securities   are  debt   securities   which  are   classified  as
held-to-maturity and are carried at amortized cost pursuant to SFAS 115.

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

Fair Value. The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Collateral for collateralized bonds make up a significant portion of the Company's investments. The estimate of fair value for securities within collateral for collateralized bonds is determined by calculating the present value of the projected net cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at December 31, 2002 and 2001. The Company utilizes a discount rate of 16% in determining the fair value of its financial instruments when the Company's ownership interest in such financial instrument is generally represented by interests rated `BBB' or below, and generally concentrated in the overcollateralization or residual interest components. Prepayment rate assumptions at December 31, 2002 and 2001 were generally at a "constant prepayment rate," or CPR, ranging from 30%-45% for 2002, and 40%-60% for 2001, for collateral for collateralized bonds consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 11% for 2002 and 10% for 2001, for collateral for collateralized bonds consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of collateral for collateralized bonds, depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the collateralized bond security could be called and retired by the Company if there is economic value to the Company in calling and retiring the collateralized bond security. Such call date is typically triggered on the earlier of a specified date or when the remaining collateralized bond security balance equals 35% of the original balance (the "Call Date"). The Company estimates anticipated market prices of the underlying collateral at the Call Date.

Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of Company's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements. The fair value of all balance sheet financial instruments is presented in Note 6.

Allowance for Loan Losses. The Company has credit risk on loans pledged as collateral for collateralized bonds in its investment portfolio. An allowance for loan losses has been estimated and established for current expected losses based on certain performance factors associated with the collateral, including current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of probable credit losses, using the above factors, as well as industry loss experience. The loans are considered homogeneous and the allowance for loan losses is established and evaluated on a pool basis. Provisions made to increase the allowance related to credit risk are presented as provision for loan losses in the accompanying consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

Prepaid Shelf Registration Fees

Fees incurred in connection with filing a shelf registration for the issuance of collateralized bonds are deferred and recognized with each securitization prorata to the size of the issuance.

Securitization Transactions

The Company follows the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in determining whether securitizations of financial instruments should be accounted for as a financing or as a sale transaction. The Company securitizes loans and securities by transferring these assets to a wholly owned trust, and the trust issues non-recourse collateralized bonds pursuant to an indenture. Generally, the Company retains some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purpose entity. In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in the consolidated financial statements of the Company. For accounting and tax purposes, the loans and securities financed through the issuance of collateralized bonds are treated as assets of the Company, and the collateralized bonds are treated as debt of the Company. The Company may retain certain of the bonds issued by the trust, and the Company generally will transfer collateral in excess of the bonds issued. This excess is typically referred to as over-collateralization.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on the financial position, results of operations or cash flows of the Company.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB 30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt were required to be classified as extraordinary items, as Dynex has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB 30 must be reclassified. The Company is in the process of assessing the impact of this statement but does not believe the adoption of SFAS No. 145 will have any material impact on its financial position or results of operations. The Company is reviewing its tranactions to determine if there may be instances that require reclassification of some amounts from extraordinary items to operting income which will not have an impact on income (loss) available to common shareholders.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective January 1, 2003, SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This SFAS applies to activities that are initiated after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a significant impact on the financial position, results of operations or cash flows of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a

Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." With the exception of transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, the carrying amount of an unidentifiable intangible asset shall continue to be amortized as required in SFAS No. 72, unless the transaction to which that asset arose was a business combination. In that case, the carrying amount of that asset is to be reclassified to goodwill as of the later of the date of acquisition or the date SFAS No. 142 is applied in its entirety. Thus, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. Also, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. The effective date for this provision is on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 has not had an impact on the financial position, results of operations, or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Effective after December 15, 2003, this Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet assessed the impact of this statement on its financial position or results of operations.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The disclosure provisions have been implemented and no disclosures were required at year-end 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN 45 in 2003 has not and is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

Basis of Presentation

Certain amounts for 2001 and 2000 have been reclassified to conform to the presentation for 2002.

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

The following table summarizes the components of collateral for collateralized bonds as of December 31, 2002 and December 31, 2001. Debt securities pledged as collateral for collateralized bonds are considered available-for-sale, and are therefore recorded at fair value.

   ---------------------------------------- --------------- --- ----------------
                                                 2002                2001
   ---------------------------------------- ---------------     ----------------
    Loans, at amortized cost                 $  1,038,146        $  1,192,109
    Allowance for loan losses                     (20,700)            (15,364)
   ---------------------------------------- --------------- --- ----------------
                                                1,017,446           1,176,745
    Debt Securities, at fair value                323,791             457,715
   ---------------------------------------- --------------- --- ----------------
                                             $  1,341,237        $  1,634,460
   ---------------------------------------- --------------- --- ----------------

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of December 31, 2002 and December 31, 2001:


   ---------------------------------------- --------------- --- ----------------
                                                 2002                2001
   ---------------------------------------- ---------------     ----------------
     Debt securities, at amortized cost      $    323,728        $    454,528
     Gross unrealized gains                            63               3,187
   ----------------------------------------
                                            --------------- --- ----------------
     Estimated fair value                    $    323,791        $    457,715
   ---------------------------------------- --------------- --- ----------------


The components of collateral for collateralized bonds at December 31, 2002 and 2001 are as follows:


-------------------------------- ----------------------------------------- -----------------------------------------
                                                   2002                                      2001
-------------------------------- ----------------------------------------- -----------------------------------------
                                  Loans, net      Debt          Total       Loans, net    Debt            Total
                                               Securities                                 Securities
-------------------------------- ------------- ------------ -------------- -------------- ----------- --------------
Collateral                        $ 1,018,917   $ 320,501    $1,339,418      $1,174,684    $ 449,273   $1,623,957
Funds held by trustees                     12           -             12              5            -             5
Accrued interest receivable             6,559       2,080          8,639          8,155        3,010        11,165
Unamortized premiums and
    (discounts), net                   (8,042)      1,147         (6,895)        (6,099)       2,245        (3,854)
Unrealized gain, net                        -          63             63              -        3,187         3,187
-------------------------------- ------------- ------------ -------------- -------------- ----------- --------------
                                  $ 1,017,446   $ 323,791    $ 1,341,237     $1,176,745     $457,715    $1,634,460
-------------------------------- ------------- ------------ -------------- -------------- ----------- --------------

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity for the allowance for loan losses on collateral for collateralized bonds for the years ended December 31, 2002, 2001 and 2000:

---------------------------------------------- --------    --------    --------
                                                 2002        2001        2000
---------------------------------------------- --------    --------    --------
Beginning balance ............................ $ 15,364    $ 21,401    $ 11,399
Provision for losses .........................   28,559      18,670      28,585
Losses charged-off, net of recoveries ........  (23,223)    (24,707)    (18,583)
---------------------------------------------- --------    --------    --------
Ending balance ............................... $ 20,700    $ 15,364    $ 21,401
---------------------------------------------- --------    --------    --------

The Company has limited exposure to credit risk retained on loans, which it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "overcollateralization") and retained subordinate securities. The allowance for loan losses on the overcollateralization totaled $20,700 and $15,364 at December 31, 2002 and 2001 respectively, and are included in collateral for collateralized bonds in the accompanying balance sheets. Overcollateralization at December 31, 2002 and 2001 totaled $93,625 and $93,468 respectively.


NOTE 5 - COLLATERALIZED BONDS

The Company, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds. Each series of collateralized bonds may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on the collateral for collateralized bonds and any reinvestment income thereon are used to make payments on the collateralized bonds (see Note 3). The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the Company. The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral pledged. The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds, or on a specific date. As a result, the actual maturity of any class of a series of collateralized bonds is likely to occur earlier than its stated maturity.

The components of collateralized bonds along with certain other information at December 31, 2002 and 2001 are summarized below:

---------------------------- ------------------------------- --------------------------
                                          2002                       2001
                             ----------------------------- ----------------------------
                                  Bonds        Range of        Bonds        Range of
                              Outstanding   Interest Rates  Outstanding  Interest Rates
                             -------------- -------------- ------------- --------------

Variable-rate classes         $    786,503     1.7%-3.0%   $    979,174     2.5%-5.6%
Fixed-rate classes                 518,734     6.2%-9.0%        572,390     6.2%-8.0%
Accrued interest payable             3,234                        3,744
Deferred bond issuance costs        (4,197)                      (4,003)
Unamortized premiums and
  (discounts), net                  (5,161)                      (8,381)
                             --------------                -------------
                              $  1,299,113                 $  1,542,924
                             ==============                =============

Range of stated maturities      2015-2033                    2015-2033
Number of series                    4                             4
---------------------------- -------------- -------------- ------------- --------------

Each series of collateralized bonds may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on the loans pledged as collateral for collateralized bonds and any reinvestment income thereon are used to make payments on the collateralized bonds (see Note 3). The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the

Company. The maturity of each class is directly affected by the rate of principal prepayments on the related mortgage collateral. In determining average prepayment speed assumptions, the Company utilizes the last six month's prepayment experience, market, and Company expectations of prepayment speeds based on the forward LIBOR curve. Each series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a collateralized bond series is likely to occur earlier than its stated maturity. Collateralized bonds are carried at their outstanding principal balance, net of unamortized premiums and discounts.

The variable rate classes are based on one-month London InterBank Offered Rate ("LIBOR"). The average effective rate of interest expense for collateralized bonds was 4.6%, 6.1%, and 7.6% for the years ended December 31, 2002, 2001 and 2000, respectively.


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's recorded financial instruments as of December 31, 2002 and 2001:

--------------------------------------------------------------------------------
                                         2002                    2001
                               ----------------------- -------------------------
                                Carrying       Fair      Carrying        Fair
                                 Amount       Value       Amount         Value
--------------------------------------------------------------------------------
 Recorded financial instruments:
 Assets:
   Collateral for collateralized bonds:
      Loans ................   $1,038,146   $1,017,446   $1,192,109   $1,176,745
      Debt securities ......      323,791      323,791      457,715      457,715
   Loans ...................        6,505        6,727          906          906
   Asset-backed Securities....      1,644        2,073        3,529        3,529
  Liabilities:
    Collateralized bonds        1,299,113    1,261,450    1,542,924    1,485,756
--------------------------------------------------------------------------------

Carrying amount excludes the allowance for loan losses. The estimated fair values of financial instruments have been determined using available market information or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. However, a degree of judgment is necessary in evaluating market data and forming these projected future cash flows.

Recorded Financial Instruments. The fair value of the collateral for collateralized bonds is based on the present value of the projected cash flows using appropriate discount rates, credit loss and prepayment assumptions. The Company utilizes a discount rate of 16% in determining the fair value of its financial instruments when the Company's ownership interest in such financial instrument is generally represented by interests rated `BBB' or below, and generally concentrated in the overcollateralization or residual interest components. The fair value of loans was based on management's estimate. Non-recourse debt is both floating, fixed, and is considered within the security structure along with the associated collateral for collateralized bonds.


NOTE 7 - NET LOSS ON WRITE-DOWNS AND IMPAIRMENT CHARGES

Impairment charges include other-than-temporary impairment of debt securities pledged as collateral for collateralized bonds of $15,563, $15,840 and $5,523 for 2002, 2001 and 2000, respectively. Impairment charges for 2002 also included $2,054 for the adjustment to the lower of cost or market for certain delinquent single-family mortgage loans acquired in 2002 which at that time were considered as held-for-sale.

NOTE 8 - OTHER MATTERS

At both December 31, 2002 and 2001, the Company had remaining $308,602 for issuance under shelf registration statements filed with the Securities and Exchange Commission.

NOTE 9 - SECURITIZATION

On April 25, 2002, the Company completed the securitization of $602,000 of single-family mortgage loans and the associated issuance of $605,000 of collateralized bonds. Of the $602,000 of single-family mortgage loans securitized, $447,000 million were loans which were already owned by the Company and $155,000 represented new loans from the purchase of adjustable-rate and fixed-rate mortgage backed securities from third parties pursuant to certain call rights owned by the Company. The Trust used to facilitate this securitization was not deemed to be a qualified special purpose entity because after the loans were securitized, the trust may acquire derivatives relating to beneficial interests retained by the certificateholders, who are not independent third parties. Thus, the securitization was accounted for as a financing and the loans and associated bonds were included in the accompanying consolidated balance sheet as assets and liabilities of the Company. Net cash proceeds to the Company from the securitization were approximately $24,000. Approximately $12,000 of delinquent loans were not included in the securitization and were retained by the Company. As the residual interest holder in the collateral, the Company has the option to redeem the collateral at the earlier of April 2007 or the month when the principal balance reaches 35% of the original balance of the loans at the time of closing. The Company retains an interest in a servicing strip in exchange for advancing responsibilities on a balance of $88,567 as of December 31, 2002.

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


                                     PART IV

Item 14.   CONTROLS AND PROCEDURES

         (a)      Evaluation of disclosure controls and procedures.
                  ------------------------------------------------

                  As required by Rule 13a-15 under the Exchange Act, within 90 days prior to the filing date of this annual report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's management, as appropriate, to allow timely decisions regarding required disclosures.

         (b)      Changes in internal controls.
                  ----------------------------

                  There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.


Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  ---------
                     3.1      Articles  of  Incorporation   of   the  Registrant
                              (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

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

                     4.4 Copy of the Series 11 Indenture Supplement, dated as of March 1, 1998, by and between Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed June 12, 1998).

                     4.5 Copy of the Series 12 Indenture Supplement, dated as of March 1, 1999, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed April 12, 1999).

                     4.6 Copy of the Series 13 Indenture Supplement, dated as of August 1, 1999, by and between the Registrant and Texas Commerce Bank National
                              Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed September 13, 1999).

                     4.7 Copy of the Structured Asset Securitization Corporation Series 2002-9 Indenture Supplement, dated as of April 1, 2002, by and between Structured Asset Securitization Corporation and J.
                              P. Morgan Chase, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Structured Asset Securitization Corporation's Current Report on Form 8-K, filed April 25, 2002).

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

                     99.11 Copy of the Standard Terms to Master Servicing Agreement, June 1, 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 10, 1995).

                     99.12 Copy of Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed August 28, 2002).

                     99.13    Certification  of  Principal   Executive  Officer
                              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     99.14 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                          MERIT SECURITIES CORPORATION




Dated:  April 15, 2003          By:    /s/ Stephen J. Benedetti
                                       -----------------------------------------
                                       Stephen J. Benedetti
                                       (Principal Executive Officer)


Dated:  April 15, 2003          By:    /s/ Kevin J. Sciuk
                                       -----------------------------------------
                                       Kevin J. Sciuk
                                       (Principal Financial Officer/Controller)





Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                     Capacity                     Date


/s/ J. Thomas O'Brien, Jr.                 Director               April 15, 2003
------------------------------             --------
J. Thomas O'Brien, Jr.


/s/ Christopher T. Bennett                 Director               April 15, 2003
------------------------------             --------
Christopher T. Bennett

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

1.       I  have  reviewed this annual report on  Form 10-K of  Merit Securities
              Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  April 15, 2003                By:      /s/ Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti
                                             Principal Executive Officer

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Sciuk, certify that:

     1. I have reviewed this annual report on Form 10-K of Merit Securities Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  April 15, 2003                By:      /s/ Kevin J. Sciuk
                                             -----------------------------------
                                             Kevin J. Sciuk
                                             Principal Financial Officer

                                  EXHIBIT INDEX

                                                                  Sequentially
Exhibit                                                           Numbered Page
-------                                                          ---------------

23.1              Consent of DELOITTE & TOUCHE LLP                    I

                                       III
                                                                  Exhibit 23.1




INDEPENDENT AUDITORS' CONSENT


We consent to incorporation by reference in Registration Statement No. 333-64385 of Merit Securities Corporation and its subsidiaries on Form S-3 of our report dated March 20, 2003, appearing in this Annual Report on Form 10-K of Merit Securities Corporation for the year ended December 31, 2002.




/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
April 14, 2003



                                       I

                                                                   Exhibit 99.13



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Merit Securities Corporation (the "Company") on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen
J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  April 15, 2003                  By:      /s/ Stephen J. Benedetti
                                               ---------------------------------
                                               Stephen J. Benedetti
                                               Principal Executive Officer



                                       II

                                                                  Exhibit  99.14



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Merit Securities Corporation (the "Company") on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin
J. Sciuk, the Principal Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  April 15, 2003                By:      /s/ Kevin J. Sciuk
                                             -----------------------------------
                                             Kevin J. Sciuk
                                             Principal Financial Officer


                                       III