Form 10-Q
period 2003-03-31
MERIT SECURITIES CORP
filed 2003-05-14
CIK 929426

2


================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2003

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                          MERIT SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

                         Commission file number 33-83524

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). |_| Yes |X| No

As of May 10, 2003, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

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

Item 1.           Financial Statements
                      Condensed Consolidated Balance Sheets at March 31, 2003
                      and December 31, 2002 (unaudited)...................................................1

                      Condensed Consolidated Statements of Operations for the three months ended
                      March 31, 2003 and 2002 (unaudited).................................................2

                      Condensed Consolidated Statements of Cash Flows for the three months ended
                      March 31, 2003 and 2002 (unaudited).................................................3

                  Notes to Unaudited Condensed Consolidated Financial Statements..........................4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................6

Item 3.           Quantitative and Qualitative Disclosures about Market Risk..............................8

Item 4.           Controls and Procedures................................................................10


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings......................................................................10

Item 5.           Other Information......................................................................10

Item 6.           Exhibits and Reports on Form 8-K.......................................................10

SIGNATURES        .......................................................................................13


PART I.    FINANCIAL INFORMATION


Item 1.  Financial Statements

                          MERIT SECURITIES CORPORATION
                    (amounts in thousands except share data)


                                                          March 31,           December 31,
                                                            2003                  2002
                                                        ----------------    ------------------

ASSETS:
   Collateral for collateralized bonds:
     Loans                                                $    954,426        $     1,017,446
     Debt securities, available-for-sale                       305,096                323,791
   Other loans                                                   5,786                  6,505
   Asset-backed Securities, held-to-maturity                     1,386                  1,644
   Due from affiliates, net                                     18,233                 11,507
                                                        ----------------    ------------------
                                                          $  1,284,927        $     1,360,893
                                                        ================    ==================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse debt - collateralized bonds               $  1,220,231        $     1,299,113

SHAREHOLDER'S EQUITY:
   Common stock, no par value, 10,000 shares authorized,
     1,000 shares issued and outstanding                            10                     10
   Additional paid-in capital                                   68,674                 68,674
   Accumulated other comprehensive income                          464                   (134)
   Retained earnings                                            (4,452)                (6,770)
                                                        ----------------    ------------------
                                                                64,696                 61,780
                                                        ----------------    ------------------
                                                          $  1,284,927        $     1,360,893
                                                        ================    ==================

See notes to unaudited condensed financial statements.

MERIT SECURITIES CORPORATION
Condensed Consolidated Statements of Operations, Unaudited
(amounts in thousands)

                                                        Three Months Ended
                                                            March 31,
                                                   -----------------------------
                                                       2003            2002
                                                   -------------   -------------

Interest income:
     Collateral for collateralized bonds           $   22,190      $    26,815
     Other loans                                           38                -
     Asset-backed securities, held-to-maturity             62                -
                                                    ------------     -----------
                                                       22,290           26,815
                                                    ------------     -----------

Interest and related expense:
     Interest expense on collateralized bonds          13,353           16,869
     Other collateralized bond expense                    234              435
                                                   -------------  --------------
                                                       13,587           17,304
                                                   -------------  --------------

Net interest margin before provision for losses         8,703            9,511
Provision for losses                                   (5,003)          (5,877)
                                                   -------------  --------------
Net margin                                              3,700            3,634
Impairment charges                                     (1,382)          (1,961)
                                                   -------------  --------------
Net income                                              2,318            1,673
Other comprehensive income                                464              108
                                                   -------------  --------------
Comprehensive Income                               $     2,782    $      1,781
                                                   =============  ==============

See notes to unaudited condensed financial statements.

MERIT SECURITIES CORPORATION
Condensed Consolidated Statements of Cash Flows, Unaudited
(amounts in thousands)


                                                 -------------------------------
                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                      2003                2002
                                                 ------------         ----------

Operating activities:
   Net income                                    $   2,318            $   1,673
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Impairment charges                            1,382                1,961
       Provision for losses                          5,003                5,877
       Amortization, net                             1,018                2,903
       Other                                           909                1,073
                                                 ------------         ----------
   Net cash provided by operating activities        10,630               13,487
                                                 ------------         ----------

Investing activities:
     Principal payments on collateral               76,070              145,578
                                                 ------------         ----------
       Net cash provided by investing activities    76,070              145,578
                                                 ------------         ----------

Financing activities:
   Principal payments on collateralized bonds      (79,666)            (148,325)
   Payments to affiliates                           (7,034)                 582
   Dividends and capital distributions                   -              (11,322)
                                                 ------------         ----------
     Net cash used in financing activities         (86,700)            (159,065)
                                                 ------------         ----------

Net decrease in cash                                     -                    -
Cash, beginning of period                                -                    -
                                                 ------------         ----------

Cash, end of period                              $       -            $       -
                                                 ------------         ----------
Supplemental disclosure of cash flow information:
   Cash paid for interest                        $  13,181            $  16,256
                                                 ------------         ----------


See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2003
(amounts in thousands except share data)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles" for complete financial statements. The financial statements include the accounts of Merit Securities Corporation (the "Company") and its wholly owned subsidiary, Financial Asset Securitization, Inc. ("FASI"), which was purchased from Dynex Capital, Inc. ("Dynex"), its parent, on March 31, 2002. The Company is a wholly owned, limited-purpose finance subsidiary of Issuer Holding Corporation ("IHC"). IHC was formed on September 4, 1996 to acquire all of the outstanding stock of the Company and certain other affiliates of Dynex. IHC is a wholly owned subsidiary of Dynex. Dynex has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986. Accordingly, the Company is not subject to federal income tax. The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds"). All inter-company balances and transactions have been eliminated in the consolidation of the Company.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The Condensed Consolidated Balance Sheet at March 31, 2003 and December 31, 2002, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002, the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002, and the related notes to condensed consolidated financial statements are unaudited. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain amounts for 2002 have been reclassified to conform to the presentation for 2003.


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

The Company has classified all of its debt securities included within collateral for collateralized bonds as available-for-sale. As such, debt securities included within collateral for collateralized bonds at March 31, 2003 and December 31, 2002 are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. Loans included within collateral for collateralized bonds are reported at amortized cost.

The following table summarizes the components of collateral for collateralized bonds as of March 31, 2003 and December 31, 2002:

--------------------------------- ------------------------ ---------------------
                                        March 31, 2003         December 31, 2002
--------------------------------- ------------------------ ---------------------
   Loans, at amortized cost         $       975,377           $      1,038,146
   Allowance for loan losses                (20,951)                   (20,700)
--------------------------------- ------------------------ ---------------------
                                            954,426                  1,017,446
   Debt Securities, at fair value           305,096                    323,791
--------------------------------- ------------------------ ---------------------
                                    $     1,259,522           $      1,341,237
--------------------------------- ------------------------ ---------------------

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of March 31, 2003 and December 31, 2002:

--------------------------------------- --------------------- ------------------
                                             March 31, 2003    December 31, 2002
--------------------------------------- --------------------- ------------------
   Debt securities, at amortized cost     $       304,482       $       323,728
   Gross unrealized gains                             614                    63
--------------------------------------- --------------------- ------------------
   Estimated fair value                   $       305,096       $       323,791
--------------------------------------- --------------------- ------------------


NOTE 3 -- DUE FROM AFFILIATES, NET

Cash flows generated by operations are loaned by the Company to its parent and interest is charged to the parent at the Prime rate.


NOTE 4 -- FAIR VALUE

Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. The Company uses estimates in establishing fair value for its available-for-sale securities. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments using prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those believed would be used by third parties. Such discount rate used in the determination of fair value of securities pledged as collateral for collateralized bonds was 16% at March 31, 2003 and December 31, 2002. Prepayment rate assumptions at March 31, 2003, and December 31, 2002, were generally at a "constant prepayment rate," or CPR ranging from 30%-45% for both 2003 and 2002, for collateral for collateralized bonds consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 8% for 2003 and 11% for 2002 for collateral for collateralized bonds consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary depending on the collateral pledged.

Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of the Company's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements.

NOTE 5 -- ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity for the allowance for loan losses on loans within collateral for collateralized bonds for the three months ended March 31, 2003 and March 31, 2002:

---------------------------------------------------- --------------- -----------
                                                           2003         2002
---------------------------------------------------- --------------- -----------
   Beginning balance ...............................     $ 20,700      $ 15,364
   Provision for losses ............................        5,003         5,877
   Losses charged-off, net of recoveries ...........       (4,752)       (4,882)
----------------------------------------------------     --------      --------
   Ending balance ..................................     $ 20,951      $ 16,359
----------------------------------------------------     --------      --------

The Company has limited exposure to credit risk retained on loans, which it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "overcollateralization"), excluding price premiums and discounts and hedge gains and losses. The allowance for loan losses is included in loans within collateral for collateralized bonds in the accompanying balance sheets.


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

After payment of the expenses of an offering and certain administrative expenses, the net proceeds from an offering of Bonds will be used to purchase Collateral from IHC or various third parties. IHC can be expected to use the proceeds from the collateral to reduce indebtedness incurred to obtain such loans or to acquire additional Collateral. After the issuance of a series of Bonds, the Company may sell the Collateral securing that series of Bonds, subject to the lien of the Bonds.

                               FINANCIAL CONDITION

-------------------------------------------------------- ---------- ------------
                                                          March 31, December 31,
(amounts in thousands except series outstanding)             2003          2002
-------------------------------------------------------- ---------- ------------

Collateral for collateralized bonds .....................$1,259,522   $1,341,237
Other loans .............................................     5,786        6,505
Asset-backed Securities .................................     1,386        1,644
Non-recourse debt collateralized bonds .................. 1,220,231    1,299,113
Shareholder's equity ....................................    64,696       61,780

Collateralized bond series outstanding ..................         4            4
-------------------------------------------------------------------   ----------

Collateral for collateralized bonds

As of both March 31, 2003 and December 31, 2002, the Company had 4 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.26 billion at March 31, 2003 compared to $1.34 billion at December 31, 2002. This decrease of $81.7 million is the result of $75.0 million in paydowns on the collateral, $5.0 million of increased provisions for loan losses, and $1.5 million of impairment losses on securities.

Other loans

Other loans decreased to $5.8 million at March 31, 2003 from $6.5 million at December 31, 2002. Other loans is composed of non-performing loans not included in the securitization completed in April 2002 which were reclassified to Other loans from collateral for collateralized bonds. This decrease resulted from paydowns on the loans of $0.7 million.

Asset-backed Securities

Asset-backed securities decreased to $1.4 million at March 31, 2003, compared to $1.6 million at December 31, 2002, as a result of principal payments of $0.3 million during the year partially offset by $0.1 million in discount amortization and accrued interest.

Non-recourse debt - collateralized bonds

Collateralized bonds decreased to $1.22 billion at March 31, 2003 from $1.30 billion at December 31, 2002. This decrease of $78.9 million is the result of $79.7 million in paydowns offset by $0.9 million of amortization of premium and discounts during the three months ended March 31, 2003.

Shareholder's Equity

Shareholder's equity increased to $64.7 million at March 31, 2003 from $61.8 million at December 31, 2002. This increase was primarily the result of net income of $2.3 million during the three months ended March 31, 2003 and an increase in accumulated other comprehensive income of $0.6 million.


                              RESULTS OF OPERATIONS

------------------------------------------------------ -------------------------
                                                          Three Months Ended
                                                                March 31,
------------------------------------------------------ -------------------------
   (amounts in thousands)                                   2003          2002
------------------------------------------------------ ----------- -------------
   Interest income ...........................           $22,290        $26,815
   Interest expense ..........................            13,587         17,304
   Provision for losses ......................             5,003          5,877
   Net interest margin .......................             3,700          3,634
   Impairment charges ........................             1,382          1,961
   Net income ................................             2,318          1,673
--------------------------------------------------------------------------------

Interest income decreased to $22.3 million for the three months ended March 31, 2003 from $26.8 million for the same period in 2002. This decrease was primarily a result of paydowns of interest earning assets from $1.5 billion at March 31, 2002 to $1.3 billion at March 31, 2003 and lower interest rates between the respective periods.

Interest and other expense decreased to $13.6 million for the three months ended March 31, 2003 from $17.3 million for the three months ended March 31, 2002. This decrease resulted from the decline in collateralized bonds due to prepayments on the related assets and normal scheduled bond paydowns as well as a decrease in interest rates during the period.

Provision for losses decreased to $5.0 million for the three months ended March 31, 2003 from $5.9 million for the same period in 2002 due to lower expected losses resulting from lower principal balances.

Net interest margin for the three months ended March 31, 2003 was $3.7 million compared to $3.6 million for the same period in 2002. This increase for the three months ended March 31, 2003 was the result of an decrease in provision for losses coupled with reduced borrowing costs on collateralized bonds outstanding, offset by a decline in interest earning assets.

Impairment charges decreased to $1.4 million for the three months ended March 31, 2003 from $2.0 million for the same period in 2002. Credit losses experienced by one security have decreased due to lower principal balances.

Credit Exposures

With collateralized bond structures, the Company retains credit risk relative to the amount of overcollateralization required in conjunction with the bond issuance. Losses are generally first applied to the overcollateralized amount, or in some instances surplus cash and then the overcollaterialized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At March 31, 2003, the Company retained $92.1 million in aggregate principal amount of overcollateralization compared to $93.6 million at December 31, 2002. The Company had reserves, or otherwise had provided coverage on $21.0 million at March 31, 2003. During the first three months of 2003, the Company provided for additional reserves of $5.0 million and incurred credit losses of $4.7 million.

Other forms of credit enhancement that benefit the Company, based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $30.2 and a remaining deductible aggregating $1.3 million on $72.1 million of securitized single family mortgage loans which are subject to such reimbursement agreements and $241.4 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 53% on such policies before the Company would incur losses.

Other Matters

At March 31, 2003, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.


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

The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as interest rate movements in 100 basis point and 200 basis point ratable increments, both up and down, over the ensuing twelve months from the measurement date. The Company estimates its net interest margin cash flow for the next twenty-four months assuming that interest rates over such time period follow the forward LIBOR curve (based on the 90-day Eurodollar futures contract) as of period end. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of March 31, 2003. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a shift in interest rates. The "Base" case represents the interest rate environment as it existed as of March 31, 2003. As of March 31, 2003, one-month LIBOR was 1.30% and six-month LIBOR was 1.23%. The analysis is heavily dependent upon the assumptions used in the model. Prepayment rate assumptions used were estimates and were generally at a "constant prepayment rate", or CPR, ranging from 30% to 70% for collateral for collateralized bonds consisting of single-family mortgage loans and securities, and a CPR equivalent ranging from 7% to 8% for collateral for collateralized bonds consisting of manufactured housing loans and securities.

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


          ------------------------ ---------------------
                Basis Point          % Change in Net
          Increase (Decrease) in     Interest Margin
              Interest Rates          from Base Case
          ------------------------ ---------------------

                   +200                  (18.5)%
                   +100                  (10.4)%
                   Base                     -
                   -100                   12.4%
                   -200                   26.3%
          ------------------------ --------------------

Approximately $471.6 million of the Company's investment portfolio as of March 31, 2003, is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 73% and 14% of the adjustable rate mortgage ("ARM") loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year Constant Maturity Treasury ("CMT"), respectively. These ARM assets are financed with adjustable-rate collateralized bond borrowings.

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

The remaining portion of the Company's collateral for collateralized bonds, as of March 31, 2003, approximately $822.5 million, is comprised of loans that have coupon rates that are fixed. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates and to the level of short-term interest rates.


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

                  4.7 Copy of the Series 14 Indenture Supplement, dated as of November 1, 1999, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Registrant's Current Report on Form 8-K, filed November 12, 1999).

                  4.8      Copy   of   the   Structure   Asset   Securitization
                           Corporation Series 2002-9 Indenture Supplement, dated as of April 1, 2002, by and between Structured Asset Securitization Corporation and J. P. Morgan Chase, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Structured Asset Securitization Corporation's Current Report on Form 8-K, filed April 25, 2002).

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

                          MERIT SECURITIES CORPORATION



Dated:  May 14, 2003      By: /s/ Stephen J. Benedetti
                              --------------------------------------------------
                              Stephen J. Benedetti
                              President
                              (Principal Executive Officer, Principal Financial Officer)



                          By:  /s/ Kevin J. Sciuk
                               -------------------------------------------------
                               Kevin J. Sciuk
                               Controller
                               (Principal Accounting Officer)

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




Dated:  May 14, 2003                     By:      /s/ Stephen J. Benedetti
                                                --------------------------------
                                                Stephen J. Benedetti
                                                Principal Executive Officer

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Sciuk, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Merit Securities Corporation;

     2. Based on my knowledge, this quarterely report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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




Dated:  May 14, 2003                        By:      /s/ Kevin J. Sciuk
                                                   -----------------------------
                                                   Kevin J. Sciuk
                                                   Principal Financial Officer

                                                                   Exhibit 99.13


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Merit Securities Corporation (the "Company") on Form 10-Q for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen
J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  May 14, 2003                          By:      /s/ Stephen J. Benedetti
                                                     ---------------------------
                                                     Stephen J. Benedetti
                                                     Principal Executive Officer

                                                                  Exhibit  99.14



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Merit Securities Corporation (the "Company") on Form 10-Q for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin
J. Sciuk, the Principal Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  May 14, 2003                          By:      /s/ Kevin J. Sciuk
                                                     ---------------------------
                                                     Kevin J. Sciuk
                                                     Principal Financial Officer