Form 10-Q
period 2003-06-30
MERIT SECURITIES CORP
filed 2003-08-14
CIK 929426

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2003

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

As of July 31, 2003, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

================================================================================

                          MERIT SECURITIES CORPORATION
                                    FORM 10-Q

                                      INDEX


                                                                     Page Number

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements
          Condensed Consolidated Balance Sheets at June 30, 2003
          and December 31, 2002 (unaudited)....................................1

          Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002 (unaudited)..............2

          Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited).............................3

        Notes to Unaudited Condensed Consolidated Financial Statements.........4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..........................6

Item 3. Quantitative and Qualitative Disclosures about Market Risk.............9

Item 4. Controls and Procedures...............................................11

PART II.OTHER INFORMATION

Item 1. Legal Proceedings.....................................................12

Item 5. Other Information.....................................................12

Item 6. Exhibits and Reports on Form 8-K......................................12

SIGNATURES    ................................................................15

PART I.    FINANCIAL INFORMATION


Item 1.  Financial Statements



  MERIT SECURITIES CORPORATION
  Condensed Consolidated Balance Sheets (Unaudited)
  (amounts in thousands except share data)



                                                         ---------- ------------
                                                          June 30,  December 31,
                                                           2003        2002
                                                         ---------- ------------
ASSETS:
     Collateral for collateralized bonds:
       Loans, net ......................................$   881,228 $ 1,017,446
       Debt securities, available-for-sale .............    289,724     323,791
    Other loans ........................................      4,920       6,505
     Asset-backed Securities, held-to-maturity .........      1,111       1,644
     Due from affiliates, net ..........................     28,495      11,507
                                                        ----------- -----------
                                                        $ 1,205,478 $ 1,360,893
                                                        =========== ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES:
     Non-recourse debt - collateralized bonds ..........$ 1,149,207 $ 1,299,113

SHAREHOLDER'S EQUITY:
     Common stock, no par value, 10,000 shares
       authorized, 1,000 shares issued and outstanding .         10          10
     Additional paid-in capital ........................     68,674      68,674
     Accumulated other comprehensive income (loss) .....      2,311        (134)
     Retained earnings .................................    (14,724)     (6,770)
                                                        ----------- -----------
                                                             56,271      61,780
                                                        ----------- -----------
                                                        $ 1,205,478 $ 1,360,893
                                                        =========== ===========

See notes to unaudited condensed consolidated financial statements.


MERIT SECURITIES CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)


                                                    -----------------------------------     -----------------------------------
                                                            Three Months Ended                       Six Months Ended
                                                                 June 30                                 June 30
                                                    -----------------------------------     -----------------------------------
                                                         2003                2002                2003               2002
                                                    ----------------    ---------------     ---------------    ----------------

Interest income:
   Collateral for collateralized bonds                $     20,335        $     27,936        $     42,525       $     54,750
   Other loans                                                  38                  27                  76                 27
   Asset-backed securities, held-to-maturity                    54                   -                 115                  -
                                                    ----------------    ---------------     ---------------    ----------------
                                                            20,427              27,963              42,716             54,777
                                                    ----------------    ---------------     ---------------    ----------------

Interest and related expense:
   Interest expense on collateralized bonds                 12,814              16,485              26,166             33,354
   Other collateralized bond expense                           553                 559                 787                994
                                                    ----------------    ---------------     ---------------    ----------------
                                                            13,367              17,044              26,953             34,348
                                                    ----------------    ---------------     ---------------    ----------------

Net interest margin before provision for loan
   losses                                                    7,060              10,919              15,763             20,429
Provision for loan losses                                  (17,292)             (5,279)            (22,295)           (11,156)
                                                    ----------------    ---------------     ---------------    ----------------
Net interest margin                                        (10,232)              5,640              (6,532)             9,273

Impairment charges                                             (40)             (4,442)             (1,421)            (6,403)
Loss on extinguishment of debt                                   -                (544)                  -               (544)
                                                    ----------------    ---------------     ---------------    ----------------
Net (loss) income                                          (10,272)                654              (7,953)             2,326
Change in net unrealized loss during period on:
Investments classified as available-for-sale                 1,847              (5,578)              2,445             (2,499)
                                                    ----------------    ---------------     ---------------    ----------------
Comprehensive loss                                    $     (8,425)       $     (4,924)       $     (5,508)      $       (173)
                                                    ================    ===============     ===============    ================


See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)


                                                                   -------------------------------------------------
                                                                                   Six Months Ended
                                                                                       June 30,
                                                                   -------------------------------------------------
                                                                           2003                       2002
                                                                   ----------------------     ----------------------
Operating activities:
    Net (loss) income                                                  $       (7,953)            $        2,326
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Impairment charges                                                        1,421                      6,403
      Provision for loan losses                                                22,295                     11,156
      Amortization, net                                                         2,549                      4,692
      Other                                                                     1,030                     (1,692)
                                                                   ----------------------     ----------------------
        Net cash provided by operating activities                              19,342                     22,885
                                                                   ----------------------     ----------------------

Investing activities:
      Principal payments on collateral                                        149,684                    242,160
      Purchase of loans                                                             -                   (158,933)
      Proceeds from sale of collateralized bonds                                    -                    605,272
                                                                   ----------------------     ----------------------
        Net cash provided by investing activities                             149,684                    688,499
                                                                   ----------------------     ----------------------

Financing activities:
      Principal payments on collateralized bonds                             (151,727)                  (687,774)
      Payments (to) from affiliates                                           (17,299)                     2,244
      Dividends and capital distributions                                           -                    (25,854)
                                                                   ----------------------     ----------------------
        Net cash used for financing activities                               (169,026)                  (711,384)
                                                                   ----------------------     ----------------------
Net change in cash                                                                  -                          -
Cash, beginning of period                                                           -                          -
                                                                   ----------------------     ----------------------

Cash, end of period                                                    $            -             $            -
                                                                   ======================     ======================


Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $       24,835             $       31,926
                                                                   ======================     ======================

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(amounts in thousands except share data)



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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Condensed Consolidated Balance Sheet at June 30, 2003 and December 31, 2002, the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002, and the related notes to condensed consolidated financial statements are unaudited. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain reclassifications have been made to the financial statements for 2002 to conform to the presentation for 2003.


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

The Company has classified all of its debt securities included within collateral for collateralized bonds as available-for-sale. As such, debt securities included within collateral for collateralized bonds at June 30, 2003 and December 31, 2002 are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. Loans included within collateral for collateralized bonds are reported at amortized cost.

The following table summarizes the types of collateral for collateralized bonds as of June 30, 2003 and December 31, 2002:


--------------------------------------------   -----------     -----------
                                              June 30, 2003  December 31, 2002
--------------------------------------------   -----------     -----------
   Loans, at amortized cost ................   $   914,528     $ 1,038,146
   Allowance for loan losses ...............       (33,300)        (20,700)
--------------------------------------------   -----------     -----------
                                                   881,228       1,017,446
   Debt Securities, at fair value ..........       289,724         323,791
--------------------------------------------   -----------     -----------
                                               $ 1,170,952     $ 1,341,237
--------------------------------------------   -----------     -----------


The following table summarizes the amortized cost basis, gross unrealized gains and losses, and estimated fair value of debt securities pledged as collateral for collateralized bonds as of June 30, 2003 and December 31, 2002:
--------------------------------------- --------------------- ------------------
                                           June 30, 2003       December 31, 2002
--------------------------------------- --------------------- ------------------
   Debt securities, at amortized cost     $       287,293        $       323,728
   Gross unrealized gains                           2,431                     63
--------------------------------------- --------------------- ------------------
   Estimated fair value                   $       289,724        $       323,791
--------------------------------------- --------------------- ------------------


NOTE 3 -- DUE FROM AFFILIATES, NET

Cash flows generated by operations are loaned by the Company to its parent and interest is charged to the parent at the Prime rate.


NOTE 4 -- FAIR VALUE

Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments using prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those believed would be used by third parties. Such discount rate used in the determination of fair value of securities pledged as collateral for collateralized bonds was 16% at June 30, 2003 and December 31, 2002. Prepayment rate assumptions at June 30, 2003, and December 31, 2002, were generally at a "constant prepayment rate," or CPR ranging from 35%-40% in 2003 and 30%-45% in 2002, for collateral for collateralized bonds consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 10% for 2003 and 11% for 2002 for collateral for collateralized bonds consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary depending on the collateral pledged.

Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of the Company's financial instruments are based on estimates, actual gains and losses recognized may differ from those estimates recorded in the condensed consolidated financial statements.

NOTE 5 -- ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity for the allowance for loan losses on loans within collateral for collateralized bonds for the six months ended June 30, 2003 and June 30, 2002:


------------------------------------------- --------------- --------------------
                                                 2003             2002
------------------------------------------- --------------- --------------------
   Beginning balance                           $  20,700        $  15,364
   Provision for loan losses                      22,295           11,156
   Credit losses, net of recoveries               (9,695)         (11,139)
------------------------------------------- --------------- --------------------
   Ending balance                              $  33,300        $  15,381
------------------------------------------- --------------- --------------------

The Company has limited exposure to credit risk retained on loans, which it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "over-collateralization"), excluding price premiums and discounts and hedge gains and losses. The allowance for loan losses is included in collateral for collateralized bonds in the accompanying balance sheets.

The Company continues to experience unfavorable results in its manufactured housing loan portfolio in terms of elevated delinquencies and loss severity. For the six months ended June 30, 2003, the Company added $22,295 to provision for loan losses. Included in this amount is $14,400 in provision for loan losses recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not previously provide for these loans. Continued worsening trends in both the industry as a whole and the Company's pools of manufactured housing loans prompted the Company to prepare extensive analysis on these pools of loans. The Company has not originated any new manufactured housing loans since 1999, and has extensive empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for the amount as a change in accounting estimate and accordingly recorded the amount as additional provision for loan losses.

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

                               FINANCIAL CONDITION

------------------------------------------------ --------------- ---------------
                                                   June 30,        December 31,
(amounts in thousands except series outstanding)     2003              2002
------------------------------------------------ --------------- ---------------


Collateral for collateralized bonds              $   1,170,952     $   1,341,237
Other loans                                              4,920             6,505
Asset-backed Securities, held-to-maturity                1,111             1,644
Non-recourse debt collateralized bonds               1,149,207         1,299,113
Shareholder's equity                                    56,271            61,780


Collateralized bond series outstanding                       4                 4
------------------------------------------------ --------------- ---------------

Collateral for collateralized bonds

As of both June 30, 2003 and December 31, 2002, the Company had 4 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.2 billion at June 30, 2003 compared to $1.3 billion at December 31, 2002. This decrease of $170.3 million is primarily the result of $147.4 million in paydowns on the collateral, $22.3 million of additions to allowance for loan losses, and $0.6 million of net premium amortization.

Other loans

Other loans decreased to $4.9 million at June 30, 2003 from $6.5 million at December 31, 2002. Other loans is composed of single family loans not included in the securitization completed in April 2002 and retained by the Company as individual loans. This decrease resulted from pay-downs on the loans of $1.6 million.

Asset-backed Securities

Asset-backed securities decreased to $1.1 million at June 30, 2003, compared to $1.6 million at December 31, 2002, as a result of principal payments of $0.7 million during the year partially offset by $0.2 million in discount amortization and accrued interest.

Non-recourse debt - collateralized bonds

Collateralized bonds decreased to $1.1 billion at June 30, 2003 from $1.3 billion at December 31, 2002. This decrease of $149.9 million is the result of $151.7 million in paydowns and a $0.2 million decrease in accrued interest payable offset by $2.0 million of amortization of premium and discounts during the six months ended June 30, 2003. Additionally, for certain securitizations, surplus cash in the amount of $4.5 million was retained within the security structure and used to repay collateralized bonds outstanding, instead of being released to the Company, as certain performance triggers were not met in such securitizations.

Shareholder's Equity

Shareholder's equity decreased to $56.3 million at June 30, 2003 from $61.8 million at December 31, 2002. This decrease was primarily the result of a net loss of $8.0 million offset by a decrease of $2.5 million in net unrealized loss on investments available-for-sale.

                              RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------
                                          Three Months Ended       Six Months Ended
                                               June 30,               June 30,
                                       -----------------------  ------------------------
(amounts in thousands)                    2003        2002          2003         2002
--------------------------------------------------------------  ------------------------


Interest income - collateral for       $   20,335  $   27,936   $   42,525   $   54,750
    collateralized bonds
Interest expense - collateralized bonds    12,814      16,485       26,166       33,354
Provision for loan losses                  17,292       5,279       22,295       11,156
Net interest margin                       (10,232)      5,640       (6,532)       9,273
Impairment charges                            (40)     (4,442)      (1,421)      (6,403)
Net (loss) income                         (10,272)        654       (7,953)       2,326
----------------------------------------------------------------------------------------

Interest income on the collateral for collateralized bonds decreased to $20.3 million from $27.9 million for the three-month periods ended June 30, 2003 and 2002, respectively. Interest income on the collateral for collateralized bonds decreased to $42.5 million for the six months ended June 30, 2003 from $54.8 million for the same period in 2002. This decrease was primarily a result of the continued impact of prepayments on interest income, as average collateral for collateralized bonds declined from $1.5 billion to $1.3 billion for the six-month period ended June 30, 2002 and 2003 respectively and $1.6 billion to $1.2 billion for the three-month period ending June 30, 2002 and 2003, respectively, coupled with the overall decline in interest rates during 2003.

Interest expense on collateralized bonds decreased to $12.8 million from $16.5 million for the three-month periods ended June 30, 2003 and 2002, respectively. Interest expense on collateralized bonds decreased to $26.2 million for the six months ended June 30, 2003 from $33.4 million for the six months ended June 30, 2002. This decrease resulted from the decline in collateralized bonds due to prepayments and paydowns on the related assets and normal scheduled bond paydowns, as well as a decrease in one-month London InterBank Offered Rate ("LIBOR") during three and six month periods ended June 30, 2003 and 2002. The one-month LIBOR rate at June 30, 2003 was 1.12% as compared to 1.84% at June 30, 2002.

Provision for loan losses increased to $17.3 million from $5.3 million for the three-month periods ended June 30, 2003 and 2002, respectively. Provision for loan losses increased to $22.3 million for the six-month period ended June 30, 2003 from $11.2 million for the same period in 2002. Included in provision for loan losses is $14,400 recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not previously provide for these loans. Continued worsening trends in both the industry as a whole and the Company's pools of manufactured housing loans prompted the Company to prepare extensive analysis on these pools of loans. The Company has not originated any new manufactured housing loans since 1999, and has extensive empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for the amount as a change in accounting estimate and accordingly recorded the amount as additional provision for loan losses.

Net interest margin decreased to $(10.2) million from $5.6 million for the three-month periods ended June 30, 2003 and 2002, respectively. Net interest margin decreased to $(6.5) million from $9.3 million for the six-month periods ended June 30, 2003 and 2002, respectively. These decreases were primarily a result of an increase in provision for loan losses, as discussed above, and a decline in interest earning assets partially offset by reduced borrowing costs on collateralized bonds outstanding during these periods.

Impairment charges decreased to $0.04 million from $4.4 million for the three-month periods ended June 30, 2003 and 2002, respectively. Impairment charges decreased to $1.4 million from $6.4 million for the six-month periods ended June 30, 2003 and 2002, respectively. These decreases are primarily a result of a decrease in realized losses on the debt securities portion of collateral for collateralized bonds and an other than temporary impairment in 2002 on a group of loans retained by the Company during the SASCO 9 securitization in 2002.

Net income decreased to a net loss of $10.3 million from net income of $0.6 million for the three-month periods ended June 30, 2003 and 2002, respectively. This decrease is primarily a result of a net increase of $12.0 million in provision for loan losses and a $7.6 million decrease in interest income partially offset by a decrease of $3.7 million in interest expense and a decrease of $4.4 million in impairment charges during the respective periods. Net income decreased to a net loss of $8.0 million from net income of $2.3 million for the six-month periods ended June 30, 2003 and 2002, respectively. This decrease is primarily a result of a net increase of $11.1 million in provision for loan losses and a $12.2 million decrease in interest income on collateral for collateralized bonds partially offset by a decrease of $7.2 million in interest expense on collateralized bonds and a $6.4 million decrease in impairment charges during the respective periods.

Credit Exposures

With collateralized bond structures, the Company retains credit risk relative to the amount of over-collateralization required in conjunction with the bond issuance. Losses are generally first applied to the over-collateralized amount, or, in some instances, surplus cash and then the over-collateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At June 30, 2003, the Company retained $87.2 million in aggregate principal amount of over-collateralization compared to $93.6 million at December 31, 2002. The Company had reserves, or otherwise had provided coverage on $33.3 million at June 30, 2003. During the first six months of 2003, the Company provided for additional reserves of $22.3 million and incurred credit losses of $9.7 million.

Other forms of credit enhancement that benefit the Company, based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $30.2 million and a remaining deductible aggregating $0.8 million on $65.3 million of securitized single family mortgage loans which are subject to such reimbursement agreements and $208.3 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 61% on such policies before the Company would incur losses.

Other Matters

At June 30, 2003, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.


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

The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as interest rate movements in 100 basis point and 200 basis point ratable increments, both up and down, over the ensuing twelve months from the measurement date. The Company estimates its net interest margin cash flow for the next twenty-four months assuming that interest rates over such time period follow the forward LIBOR curve (based on the 90-day Eurodollar futures contract) as of June 30, 2003. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of June 30, 2003. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a shift in interest rates. The "Base" case represents the interest rate environment as it existed as of June 30, 2003. As of June 30, 2003, one-month LIBOR and six-month LIBOR were 1.12%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrower's option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. Given the current composition and performance of the investment portfolio, and the limitation to estimating twenty-four months of net interest margin cash flows, variations in prepayment rate assumptions are not expected to have a material impact on the net interest margin cash flows. Projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.

------------------------------------- --- ----------------------------------
            Basis Point                            % Change in Net
        Increase (Decrease)                        Interest Margin
         in Interest Rates                         From Base Case
                +200                                   (11.7)%
                +100                                   (6.6)%
                Base                                      -
                -100                                    8.6%
                -200                                    10.6%
------------------------------------- --- ----------------------------------

Approximately $426 million of the Company's collateral for collateralized bonds as of June 30, 2003, are comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 73% and 14% of these ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively. These ARM assets are financed with adjustable-rate collateralized bond borrowings.

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

The remaining portion of the Company's collateral for collateralized bonds as of June 30, 2003, approximately $787 million, is comprised of loans that have coupon rates that are fixed. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates and to the level of short-term interest rates.


Item 4.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

         As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's management, as appropriate, to allow timely decisions regarding required disclosures.



          (b) Changes in internal controls.

                  There were no significant changes in the Company's internal controls or in other factors that could materially affect, or are reasonably likely to materially affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

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

                  31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Certification of Chief Financial Officer  pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1     Certification  of   Principal  Executive  Officer and
                           Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                    MERIT SECURITIES CORPORATION



Dated:  August 14, 2003             By:    /s/ Stephen J. Benedetti
                                           -------------------------------------
                                           Stephen J. Benedetti
                                           President
                                           (Principal Executive Officer,
                                           Principal Financial Officer)



                                           /s/ Kevin J. Sciuk
                                           -------------------------------------
                                           Kevin J. Sciuk
                                           Controller
                                           (Principal Accounting Officer)

                                                                    Exhibit 31.1
                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated: August 14, 2003                 By:  /s/ Stephen J. Benedetti
                                            ------------------------------------
                                           Stephen J. Benedetti
                                           Principal Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  August 14, 2003                   By:    /s/ Kevin J. Sciuk
                                                 -------------------------------
                                                 Kevin J. Sciuk
                                                 Principal Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Merit Securities Corporation (the "Company") on Form 10-Q for the quarter ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen
J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1)      The Report fully complies with the requirements of Section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 14, 2003               By:      /s/ Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti
                                             Principal Executive Officer



                                      By:      /s/ Kevin J. Sciuk
                                             -----------------------------------
                                             Kevin J. Sciuk
                                             Principal Financial Officer