Form 10-Q
period 2003-09-30
MERIT SECURITIES CORP
filed 2003-11-13
CIK 929426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2003

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

As of October 31, 2003, the latest practicable date, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

================================================================================

                          MERIT SECURITIES CORPORATION
                                    FORM 10-Q

                                      INDEX


                                                                          Page
                                                                         Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
          Condensed Consolidated Balance Sheets at September 30, 2003
          and December 31, 2002 (unaudited)....................................1

          Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002 (unaudited)........2

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)........................3

        Notes to Unaudited Condensed Consolidated Financial Statements.........4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..........................6

Item 3. Quantitative and Qualitative Disclosures about Market Risk.............9

Item 4. Controls and Procedures...............................................11

PART II.OTHER INFORMATION

Item 1. Legal Proceedings.....................................................11

Item 5. Other Information.....................................................11

Item 6. Exhibits and Reports on Form 8-K......................................11

SIGNATURES....................................................................14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MERIT SECURITIES CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands except share data)

                                                  --------------- --------------
                                                  September 30,   December 31,
                                                       2003           2002
                                                  --------------- --------------

ASSETS:
     Collateral for collateralized bonds:
       Loans, net                                  $     825,220  $   1,017,446
       Debt securities, available-for-sale               270,287        323,791
     Other loans                                           3,794          6,505
     Asset-backed Securities, held-to-maturity               926          1,644
     Due from affiliates, net                             37,648         11,507
                                                  --------------- --------------
                                                   $   1,137,875  $   1,360,893
                                                  =============== ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
     Collateralized bonds                          $   1,081,423  $   1,299,113

SHAREHOLDER'S EQUITY:
     Common stock, no par value, 10,000 shares
       authorized, 1,000 shares issued and outstanding        10             10
     Additional paid-in capital                           68,674         68,674
     Accumulated other comprehensive income (loss)           367           (134)
     Retained (deficit) earnings                         (12,599)        (6,770)
                                                  --------------- --------------
                                                          56,452         61,780
                                                  --------------- --------------
                                                   $   1,137,875  $   1,360,893
                                                  =============== ==============

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)


                                                      ------------------------------------    -----------------------------------
                                                              Three Months Ended                      Nine Months Ended
                                                                 September 30                            September 30
                                                      ------------------------------------    -----------------------------------
                                                           2003                2002                2003                2002
                                                      ----------------    ----------------    ---------------     ---------------
Interest income:

   Collateral for collateralized bonds                  $     19,176        $     25,727        $     61,701        $     80,478
   Other loans                                                    26                  17                 101                  44
   Asset-backed securities, held-to-maturity                     118                   -                 234                   -
                                                      ----------------    ----------------    ---------------     ---------------
                                                              19,320              25,744              62,036              80,522
                                                      ----------------    ----------------    ---------------     ---------------

Interest and related expense:
   Interest expense on collateralized bonds                   11,945              15,648              38,111              49,002
   Other collateralized bond expense                             230                 502               1,017               1,496
                                                      ----------------    ----------------    ---------------     ---------------
                                                              12,175              16,150              39,128              50,498
                                                      ----------------    ----------------    ---------------     ---------------

Net interest margin before provision for
   loan losses                                                 7,145               9,594              22,908              30,024
Provision for loan losses                                     (5,003)             (5,486)            (27,298)            (16,643)
                                                      ----------------    ----------------    ---------------     ---------------
Net interest margin                                            2,142               4,108              (4,390)             13,381

Impairment charges                                                 -              (2,429)             (1,454)             (8,832)
Other                                                            (17)                164                  15                (380)
                                                      ----------------    ----------------    ---------------     ---------------
Net income (loss)                                              2,125               1,843              (5,829)              4,169
Change in net unrealized loss during period on:
Investments classified as available-for-sale                   1,943                (216)               (501)              5,383
                                                      ----------------    ----------------    ---------------     ---------------
Comprehensive income (loss)                             $      4,068        $      1,627        $     (6,330)       $      9,552
                                                      ================    ================    ===============     ===============

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)


                                                         -----------------------
                                                            Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                             2003         2002
                                                         ----------   ----------
Operating activities:
    Net (loss) income ................................   $  (5,829)   $   4,169
    Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
      Impairment charges .............................       1,454        8,832
      Provision for loan losses ......................      27,298       16,643
      Amortization, net ..............................       3,602        6,760
      Other ..........................................       1,745       (1,806)
                                                         ---------    ---------
        Net cash provided by operating activities ....      28,270       34,598
                                                         ---------    ---------

Investing activities:
      Principal payments on collateral ...............     218,276      324,830
      Purchase of loans ..............................        --       (158,933)
      Proceeds from sale of collateralized bonds .....        --        605,272
                                                         ---------    ---------
                                                         ---------    ---------
        Net cash provided by investing activities ....     218,276      771,169
                                                         ---------    ---------

Financing activities:
      Principal payments on collateralized bonds .....    (220,405)    (775,649)
      Payments to affiliates .........................     (26,141)      (6,018)
      Capital distributions ..........................        --        (24,100)
                                                         ---------    ---------
        Net cash used for financing activities .......    (246,546)    (805,767)
                                                         ---------    ---------
Net change in cash ...................................        --           --
Cash, beginning of period ............................        --           --
                                                         ---------    ---------

Cash, end of period ..................................   $    --      $    --
                                                         =========    =========


Supplemental disclosure of cash flow information:
    Cash paid for interest ...........................   $  36,124    $  46,932
                                                         =========    =========

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(amounts in thousands except share data)


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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Condensed Consolidated Balance Sheet at September 30, 2003 and December 31, 2002, the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002, the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, and the related notes to condensed consolidated financial statements are unaudited. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

     The Company has classified all of its debt securities included within collateral for collateralized bonds as available-for-sale. As such, debt securities included within collateral for collateralized bonds at September 30, 2003 and December 31, 2002 are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. Loans included within collateral for collateralized bonds are reported at amortized cost.

     The following table summarizes the types of collateral for collateralized bonds as of September 30, 2003 and December 31, 2002:

------------------------------ -------------------------- ----------------------
                                     September 30, 2003       December 31, 2002
------------------------------ -------------------------- ----------------------
Loans, at amortized cost            $       858,974          $      1,038,146
Allowance for loan losses                   (33,754)                  (20,700)
------------------------------ -------------------------- ----------------------
                                            825,220                 1,017,446
Debt Securities, at fair value              270,287                   323,791
------------------------------ -------------------------- ----------------------
                                    $     1,095,507          $      1,341,237
------------------------------ -------------------------- ----------------------

     The following table summarizes the amortized cost basis, gross unrealized gains and losses, and estimated fair value of debt securities pledged as collateral for collateralized bonds as of September 30, 2003 and December 31, 2002:

------------------------------------ ---------------------- --------------------
                                       September 30, 2003     December 31, 2002
------------------------------------ ---------------------- --------------------
Debt securities, at amortized cost       $       269,822        $       323,728
Gross unrealized gains                               465                     63
------------------------------------ ---------------------- --------------------
Estimated fair value                     $       270,287        $       323,791
------------------------------------ ---------------------- --------------------


NOTE 3 -- DUE FROM AFFILIATES, NET

     Cash flows generated by operations are loaned by the Company to its parent and interest is charged to the parent at the fed effective rate.


NOTE 4 -- FAIR VALUE

     Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments using prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those believed would be used by third parties. Such discount rate used in the determination of fair value of securities pledged as collateral for collateralized bonds was 16% at September 30, 2003 and December 31, 2002. Prepayment rate assumptions at September 30, 2003, and December 31, 2002, were generally at a "constant prepayment rate," or CPR ranging from 35%-40% in 2003 and a range of 30%-45% in 2002, for collateral for collateralized bonds consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 10% for 2003 and 11% for 2002 for collateral for collateralized bonds consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary depending on the collateral pledged.

     Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of the Company's financial instruments are based on estimates, actual gains and losses recognized may differ from those estimates recorded in the condensed consolidated financial statements.

NOTE 5 -- ALLOWANCE FOR LOAN LOSSES

     The following table summarizes the activity for the allowance for loan losses on loans within collateral for collateralized bonds for the nine months ended September 30, 2003 and September 30, 2002:

--------------------------------- ----------------- ----------------------------
                                        2003                       2002
--------------------------------- ----------------- ----------------------------
Beginning balance                     $  20,700                  $  15,364
Provision for loan losses                27,298                     16,643
Credit losses, net of recoveries        (14,244)                   (17,080)
--------------------------------- ----------------- ----------------------------
Ending balance                        $  33,754                  $  14,927
--------------------------------- ----------------- ----------------------------

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

     The Company continues to experience unfavorable results in its manufactured housing loan portfolio in terms of elevated delinquencies and loss severity. For the nine months ended September 30, 2003, the Company added $27,298 to provision for loan losses. Included in this amount is $14,400 in provision for loan losses recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not previously provided for the impairment of these loans. Continued worsening trends in both the industry as a whole and the Company's pools of manufactured housing loans prompted the Company to prepare extensive analysis on these pools of loans. The Company has not originated any new manufactured housing loans since 1999, and has extensive empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for this provision as a change in accounting estimate and, accordingly, recorded the amount as additional provision for loan losses.


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

                               FINANCIAL CONDITION

----------------------------------------------------- ------------- ------------
                                                      September 30, December 31,
(amounts in thousands except series outstanding)           2003          2002
----------------------------------------------------- ------------- ------------

Collateral for collateralized bonds .................   $1,095,507   $1,341,237
Other loans .........................................        3,794        6,505
Asset-backed Securities, held-to-maturity ...........          926        1,644
Collateralized bonds ................................    1,081,423    1,299,113
Shareholder's equity ................................       56,452       61,780

Collateralized bond series outstanding ..............            4            4
-----------------------------------------------------   ----------   ----------

Collateral for collateralized bonds

     As of both September 30, 2003 and December 31, 2002, the Company had 4 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.1 billion at September 30, 2003 compared to $1.3 billion at December 31, 2002. This decrease of $245.7 million is primarily the result of $214.8 million in paydowns on the collateral, $27.3 million of additions to allowance for loan losses, $1.5 million in loss on impairment, $1.9 million decrease in accrued interest receivable, and $0.6 million of net premium amortization offset by a $0.4 million decrease in unrealized loss on collateral for collateralized bonds.

Other loans

     Other loans decreased to $3.8 million at September 30, 2003 from $6.5 million at December 31, 2002. Other loans are composed of single family loans not included in the securitization completed in April 2002 and retained by the Company as individual loans. This decrease resulted from pay-downs on the loans of $2.7 million.

Asset-backed Securities

     Asset-backed securities decreased to $0.9 million at September 30, 2003, compared to $1.6 million at December 31, 2002, as a result of principal payments of $1.0 million during the year partially offset by $0.3 million in discount amortization and accrued interest.

Collateralized bonds

     Collateralized bonds decreased to $1.1 billion at September 30, 2003 from $1.3 billion at December 31, 2002. This decrease of $217.7 million is the result of $220.4 million in paydowns and a $0.3 million decrease in accrued interest payable offset by $3.0 million of amortization of premium and discounts during the nine months ended September 30, 2003. Additionally, for certain securitizations, surplus cash in the amount of $3.3 million was retained within the security structure and used to repay collateralized bonds outstanding, instead of being released to the Company, as certain performance triggers were not met in such securitizations.

Shareholder's Equity

     Shareholder's equity decreased to $56.5 million at September 30, 2003 from $61.8 million at December 31, 2002. This decrease was primarily the result of a net loss of $5.8 million offset by a decrease of $0.5 million in net unrealized loss on investments available-for-sale.

                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------
                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                          -----------------------  -------------------
(amounts in thousands)                      2003        2002        2003        2002
-----------------------------------------------------------------  -------------------

Interest income - collateral for ......   $ 19,176   $ 25,727    $ 61,701    $ 80,478
    collateralized bonds
Interest expense - collateralized bonds     11,945     15,648      38,111      49,002
Provision for loan losses .............      5,003      5,486      27,298      16,643
Net interest margin ...................      2,142      4,108      (4,390)     13,381
Impairment charges ....................       --       (2,429)     (1,454)     (8,832)
Net income (loss) .....................      2,125      1,843      (5,829)      4,169
--------------------------------------------------------------------------------------

     Interest income on the collateral for collateralized bonds decreased to $19.2 million from $25.7 million for the three-month periods ended September 30, 2003 and 2002, respectively. Interest income on the collateral for collateralized bonds decreased to $61.7 million for the nine months ended September 30, 2003 from $80.5 million for the same period in 2002. This decrease was primarily a result of the continued impact of prepayments on interest income, as average collateral for collateralized bonds declined from $1.5 billion to $1.2 billion for the nine-month period ended September 30, 2002 and 2003, respectively, and $1.6 billion to $1.1 billion for the three-month period ending September 30, 2002 and 2003, respectively, coupled with the overall decline in interest rates during 2003.

     Interest expense on collateralized bonds decreased to $11.9 million from $15.6 million for the three-month periods ended September 30, 2003 and 2002, respectively. Interest expense on collateralized bonds decreased to $38.1 million for the nine months ended September 30, 2003 from $49.0 million for the nine months ended September 30, 2002. This decrease resulted from the decline in collateralized bonds due to prepayments and paydowns on the related assets and normal scheduled bond paydowns, as well as a decrease in one-month London InterBank Offered Rate ("LIBOR") during the three and nine month periods ended September 30, 2003 and 2002. The one-month LIBOR rate at September 30, 2003 was 1.12% as compared to 1.81% at September 30, 2002.

     Provision for loan losses decreased to $5.0 million from $5.5 million for the three-month periods ended September 30, 2003 and 2002, respectively. Provision for loan losses increased to $27.3 million for the nine-month period ended September 30, 2003 from $16.6 million for the same period in 2002. Included in provision for loan losses is $14,400 recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired, as discussed in Note 5 of the notes to the Financial Statements.

     Net interest margin decreased to $2.1 million from $4.1 million for the three-month periods ended September 30, 2003 and 2002, respectively. Net interest margin decreased to $(4.4) million from $13.4 million for the nine-month periods ended September 30, 2003 and 2002, respectively. These decreases were primarily a result of an increase in provision for loan losses, as discussed above, and a decline in interest earning assets partially offset by reduced borrowing costs on collateralized bonds outstanding during these periods.

     No impairment charges were recorded in the three-month period ended September 30, 2003 as compared to $2.4 million in the three-month period ended September 30, 2002. Impairment charges decreased to $1.4 million from $8.8 million for the nine-month periods ended September 30, 2003 and 2002, respectively. These decreases are primarily a result of a decrease in realized losses on the debt securities portion of collateral for collateralized bonds and an other than temporary impairment in 2002 on a group of loans retained by the Company during the SASCO 9 securitization in 2002.

     Net income increased to $2.1 million from $1.8 million for the three-month periods ended September 30, 2003 and 2002, respectively. This increase is primarily a result of a net decrease of $0.5 million in provision for loan losses, a decrease of $3.9 million in interest expense, and a decrease of $2.4 million in impairment charges partially offset by a $6.5 million decrease in interest income on collateral for collateralized bonds during the respective periods. Net income decreased to a net loss of $5.8 million from net income of $4.2 million for the nine-month periods ended September 30, 2003 and 2002, respectively. This decrease is primarily a result of a net increase of $10.7 million in provision for loan losses and a $18.8 million decrease in interest income on collateral for collateralized bonds partially offset by a decrease of $11.4 million in interest expense on collateralized bonds, a $7.4 million decrease in impairment charges, and a $0.4 million decrease in other expense during the respective periods.

Credit Exposures

     With collateralized bond structures, the Company retains credit risk relative to the amount of over-collateralization required in conjunction with the bond issuance. Losses are generally first applied to the over-collateralized amount, or, in some instances, surplus cash and then the over-collateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At September 30, 2003, the Company retained $82.3 million in aggregate principal amount of over-collateralization compared to $93.6 million at December 31, 2002. The Company had reserves, or otherwise had provided coverage on $33.8 million at September 30, 2003. During the first nine months of 2003, the Company provided for additional reserves of $27.3 million and incurred credit losses of $14.2 million.

     Other forms of credit enhancement that benefit the Company, based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $27.5 million and a remaining deductible aggregating $0.9 million on $57.1 million of securitized single family mortgage loans which are subject to such reimbursement agreements and $193.5 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 65% on such policies before the Company would incur losses.

Other Matters

     At September 30, 2003, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.


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

     The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as interest rate movements in 100 basis point and 200 basis point ratable increments, both up and down, over the ensuing twelve months from the measurement date. The Company estimates its net interest margin cash flow for the next twenty-four months assuming that interest rates over such time period follow the forward LIBOR curve (based on the 90-day Eurodollar futures contract) as of September 30, 2003. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

     The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of September 30, 2003. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a shift in interest rates. The "Base" case represents the interest rate environment as it existed as of September 30, 2003. As of September 30, 2003, one-month LIBOR was 1.12% and six-month LIBOR was 1.18%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrower's option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. Given the current composition and performance of the investment portfolio, and the limitation to estimating twenty-four months of net interest margin cash flows, variations in prepayment rate assumptions are not expected to have a material impact on the net interest margin cash flows. Projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's collateralized bonds, underlying collateral, and asset-backed securities held-to-maturity and there are likely to be such changes in the future.

------------------------------------- --- ----------------------------------
            Basis Point                            % Change in Net
        Increase (Decrease)                        Interest Margin
         in Interest Rates                         From Base Case
                +200                                   (19.9)%
                +100                                   (10.4)%
                Base                                      -
                -100                                    11.1%
                -200                                    14.6%
------------------------------------- --- ----------------------------------

     Approximately $390.5 million of the Company's collateral for collateralized bonds as of September 30, 2003, are comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 73% and 14% of these ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively. These ARM assets are financed with adjustable-rate collateralized bond borrowings.

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

     The remaining portion of the Company's collateral for collateralized bonds as of September 30, 2003, approximately $749.6 million, is comprised of loans that have coupon rates that are fixed. The Company has limited its interest rate risk on such collateral primarily through the issuance of fixed-rate collateralized bonds. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates and to the level of short-term interest rates.


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

                  3.2 Bylaws of the Registrant (Incorporated herein by reference to the Exhibits to Registrants Registration Statement No. 33-83524 on Form S-3 filed August 31,
                           1994).

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

                  4.7 Copy of the Structure Asset Securitization Corporation Series 2002-9 Indenture Supplement, dated as of April 1, 2002, by and between Structured Asset Securitization Corporation and J. P. Morgan Chase, as Trustee (related schedules and exhibits available upon request of the Trustee). (Incorporated herein by reference to Exhibit of Structured Asset Securitization Corporation's Current Report on Form 8-K, filed April 25, 2002).

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

                  99.5 Form of Prospectus Supplement of Bonds secured by adjustable-rate mortgage loans (Incorporated herein
                           by  reference   to  Exhibits  to  Registrant's   Pre-
                           Effective Amendment No. 4 to Registration Statement No. 33-83524 on Form S-3 filed December 5, 1994).

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

                          MERIT SECURITIES CORPORATION



Dated:  November 13, 2003                        By:    /s/ Stephen J. Benedetti
                                                 -------------------------------
                                                 Stephen J. Benedetti
                                                 President
                                                 (Principal Executive Officer,
                                                 Principal Financial Officer)



                                                 /s/ Kevin J. Sciuk
                                                 -------------------------------
                                                 Kevin J. Sciuk
                                                 Controller
                                                 (Principal Accounting Officer)

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



Dated: November 13, 2003                         By:  /s/ Stephen J. Benedetti
                                                      --------------------------
                                                     Stephen J. Benedetti
                                                     Principal Executive Officer

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


Dated:  November 13, 2003                     By:    /s/ Kevin J. Sciuk
                                                     ---------------------------
                                                     Kevin J. Sciuk
                                                     Principal Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Merit Securities Corporation (the "Company") on Form 10-Q for the quarter ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  November 13, 2003                     By:      /s/ Stephen J. Benedetti
                                                     ---------------------------
                                                     Stephen J. Benedetti
                                                     Principal Executive Officer



                                              By:      /s/ Kevin J. Sciuk
                                                     ---------------------------
                                                     Kevin J. Sciuk
                                                     Principal Financial Officer