Form 10-K
period 2003-12-31
MERIT SECURITIES CORP
filed 2004-04-15
CIK 929426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
                      |X| ANNUAL REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                         fiscal year ended December 31,
                                      2003
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Aggregate market value of voting stock held by non-affiliates of the registrant
as of the latest practicable date, June 30, 2003:   None

As of February 27, 2004, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction I.

                          MERIT SECURITIES CORPORATION
                          2003 FORM 10-K ANNUAL REPORT


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

PART II.

         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....................3
         Item 6.   Selected Financial Data...................................................................3
         Item 7.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.....................................................................3
         Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...............................12
         Item 8.   Financial Statements and Supplementary Data..............................................15
         Item 9.   Changes In and Disagreements with Accountants on Accounting and
                   Financial Disclosure.....................................................................30
         Item 9A.  Controls and Procedures..................................................................30

PART III.

         Item 10.  Directors and Executive Officers of the Registrant.......................................30
         Item 11.  Executive Compensation...................................................................31
         Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................31
         Item 13.  Certain Relationships and Related Transactions...........................................31
         Item 14.  Principal Accountant Fees and Services...................................................31

PART IV.

         Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................31

SIGNATURES         .........................................................................................34


                                      (i)

                                     PART I

Item 1.    BUSINESS

Merit Securities Corporation (the "Company") was incorporated in Virginia on August 19, 1994. The Company is a wholly-owned, limited-purpose finance subsidiary of Issuer Holding Corporation ("IHC"), which is a wholly-owned subsidiary of Dynex Capital, Inc. ("Dynex"), a New York Stock Exchange listed financial services company (symbol: DX). The financial statements included in
Item 8 below reflect the Company and its wholly owned subsidiary, Financial Asset Securitization, Inc. (FASI).

The Company was organized to facilitate the securitization of loans through the issuance and sale of non-recourse securitization financing (the "Bonds"). The Bonds are secured by securities and loans backed primarily by: (i) mortgage loans secured by first or second liens on residential property, and manufactured housing installment loans secured by either a Uniform Commercial Code (UCC) filing or a motor vehicle title, (ii) other mortgage pass-through certificates or mortgage-collateralized obligations, and (iii) consumer installment loans (collectively, the "Collateral"). In the future, the Company may also securitize other types of loans or securities such as Federal National Mortgage Association Mortgage-Backed Certificates, Federal Home Loan Mortgage Corporation
Mortgage-Backed Certificates, or Government National Mortgage Association Mortgage-Backed Certificates.

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

From the date of its inception to December 31, 2003, the Company has issued fifteen (15) series of Bonds totaling approximately $9.7 billion aggregate principal amount. To date, eleven (11) of these series have been called and collapsed into subsequent issuances or called and re-offered for sale. As of December 31, 2003 and 2002, the Company had four (4) series of Bonds outstanding totaling approximately $1.0 billion and $1.3 billion, respectively.

At December 31, 2003, the Company had securities of approximately $308.6 million remaining for issuance under a shelf registration statement filed with the Securities and Exchange Commission. The Company does not currently anticipate issuing additional Bonds in the near future, other than the possible call and re-securitization or re-issuance of previously issued Bonds.

The Company owns the right to redeem, generally by class, the securitization financing on its balance sheet once the outstanding balance of such securitization financing reaches 35% or less of the original amount issued, or a specified date. Generally interest rates on the bonds issued in the securitization financing increase by 0.30%-2.00% if the bonds are not redeemed by the Company. The Company will evaluate the benefit of calling such bonds at the time they are redeemable. An estimated $200 million of securitization financing was redeemable in March 2004 and an estimated $230 million will be redeemable in August 2004. These non-recourse securitization financings are collateralized by manufactured housing loans, and certain of the bonds may have interest rates which exceed current market rates. The Company has the right to call such bonds by class and is contemplating calling these bonds and reissuing them at the lower current market rates. In March 2004, the Company agreed to redeem the highest rated bonds in the series redeemable in March 2004, and reissue the bonds at an estimated $7.3 million premium to the Company. This redemption and reissue is expected to be settled by the end of April 2004.

The Company competes in a national market with various financial firms. Economic conditions, interest rates, regulatory changes and market dynamics all influence the securities market.

Securitization

The Company's predominate securitization structure is non-recourse securitization financing, whereby loans and securities are pledged to a trust and the trust issues bonds pursuant to an indenture. The Company securitizes loans and securities by transferring these assets to a wholly owned trust, and the trust issues non-recourse securitization financing pursuant to an indenture. Generally, the Company retains some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purpose entity. In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in the consolidated financial statements of the Company. Generally, for accounting and tax purposes, the loans and securities financed through the issuance of bonds in the securitization financing are treated as assets (securitized finance receivables) of the Company, and the non-recourse securitization financing is treated as debt of the Company. The Company earns the net interest spread between the interest income on the securitized finance receivables and the interest and other expenses associated with the securitization financing. The net interest spread is directly impacted by the credit performance of the underlying loans and securities, by the level of prepayments of the underlying loans and securities and, to the extent bond classes are variable-rate, may be affected by changes in short-term rates. The Company's investment in the securitization financing structure is typically referred to as the over-collateralization. The Company analyzes and values its investment in securitization financing on a "net investment basis" (i.e., the excess of the securitized finance receivable collateral pledged over the outstanding securitization financing, and the resulting net cash flow to the Company), as further discussed below.

Investment Portfolio Risks

The Company is exposed to several types of risks inherent in its investment portfolio. These risks include credit risk (inherent in the loan and/or security structure) and prepayment/interest rate risk (inherent in the underlying loan).

Credit Risk. Credit risk is the risk of loss to the Company from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a loan. A borrower's ability to repay, or the value of the underlying collateral, could be negatively influenced by economic and market conditions. These conditions could be global, national, regional or local in nature. Upon securitization of the pool of loans or securities backed by loans, the credit risk retained by the Company is generally limited to its net investment in the non-recourse securitization financing structure (referred to as "principal balance of net investment", or as "over-collateralization") and/or subordinated securities that it may retain from a securitization. For securitized pools of loans, the Company provides for reserves for currently existing probable losses based on the current performance of the respective pool; if losses are experienced more rapidly due to market conditions than the Company has provided for in its reserves, the Company may be required to provide for additional reserves for these losses. The Company also has credit risk related to certain debt securities, principally on those pledged as securitized finance receivables, and recognizes losses when incurred or when such security is deemed to be impaired on an other-than-temporary basis.

The Company evaluates and monitors its exposure to credit losses and has established reserves for currently existing probable credit losses based upon current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated and general economic conditions. For loans and securities pledged as securitized finance receivables, the Company considers its credit exposure to include over-collateralization and retained subordinated securities. As of December 31, 2003, the Company's credit exposure on over-collateralization was $37.9 million. The Company has reserves of $21.0 million relative to this credit exposure. The Company also has credit risk on loans that are not securitized amounting to $2.7 million at December 31, 2003.

The Company has various other forms of credit enhancement which, based upon the performance of the underlying loans and securities, may provide additional protection against losses. Specifically $168.0 million of the single family mortgage loans in various pools are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 75.0% on such policies before the Company would incur losses; and $52.4 million of the single family mortgage loans are subject to various loss reimbursement agreements totaling $27.5 million with a remaining aggregate deductible of approximately $0.9 million.

Prepayment/Interest Rate Risk. The interest rate environment may also impact the Company. For example, in a rising rate environment, the Company's net interest margin may be reduced, as the interest cost for its funding sources could increase more rapidly than the interest earned on the associated asset financed. The Company's floating-rate funding sources are substantially based on the one-month London Inter-Bank Offered Rate ("LIBOR") and re-price at least monthly, while the associated assets are principally six-month LIBOR or one-year Constant Maturity Treasury ("CMT") based and generally re-price every six to twelve months. Additionally, the Company has approximately $209 million of fixed-rate assets financed with floating-rate non-recourse securitization financing liabilities. In a declining rate environment, net interest margin may be enhanced for the opposite reasons. In a period of declining interest rates, however, loans and securities in the investment portfolio will generally prepay more rapidly (to the extent that such loans are not prohibited from prepayment), which may result in additional amortization of asset premium. In a flat yield curve environment (i.e., when the spread between the yield on the one-year Treasury security and the yield on the ten-year Treasury security is less than 1.0%), single-family adjustable rate mortgage ("ARM") loans and securities tend to rapidly prepay, causing additional amortization of asset and liability premium. In addition, the spread between the Company's funding costs and asset yields would most likely compress, causing a further reduction in the Company's net interest margin. Lastly, the Company's investment portfolio may shrink, or proceeds returned from prepaid assets may be invested in lower yielding assets. The severity of the impact of a flat yield curve to the Company would depend on the length of time the yield curve remained flat.

Item 2.    PROPERTIES

The Company, as a subsidiary organized by Dynex Capital, Inc., has no physical properties.

Item 3.    LEGAL PROCEEDINGS

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information in response to this Item is omitted pursuant to General Instruction I, Paragraph 2.


                                     PART II

Item 5.  MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS

All of the Company's outstanding common stock is owned by IHC. Accordingly, there is no market for its common stock. The Company has paid no dividends with respect to its common stock.

Item 6.  SELECTED FINANCIAL DATA

Information in response to this Item is omitted pursuant to General Instruction I, Paragraph 2.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has determined that it recorded allowance for loan losses during 2003 in excess of its actual exposure to credit losses for the excess of securitized finance receivables pledged over the non-recourse securitization financing issued for one securitization transaction. Accordingly, the Company's exposure to credit losses was limited under the securitization structure, and such credit loss exposure had been fully depleted or reserved during the second quarter 2003. Under the securitization structure, with limited exception, future credit losses are to be borne by the holders of the subordinated bond classes. The Company continued to record provisions for loan losses in its consolidated financial statements during the second and third quarters of 2003. At each quarter ended June 30, 2003 and September 30, 2003, the allowance for loan losses exceeded the net investment in securitized finance receivables for this particular securitization transaction. The following tables summarize the significant effects of such restatements for such periods.

                        Consolidated Balance Sheets Data
(amounts in thousands)

--------------------------------------------------------------- ----------------------- --- ------------------------
                                                                    (As Previously
                                                                      Reported)                  (As Restated)
--------------------------------------------------------------- -----------------------     ------------------------
                                                                  September 30, 2003          September 30, 2003
                                                                -----------------------     ------------------------
Securitized finance receivables - loans                             $     825,220               $     836,012
Total assets                                                            1,137,875                   1,148,667
Accumulated deficit                                                       (12,599)                     (1,807)
Total stockholders' equity                                                 56,452                      67,244
Total liabilities and stockholder's equity                              1,137,875                   1,148,667

                                                                    June 30, 2003                June 30, 2003
                                                                -----------------------     ------------------------
Securitized finance receivables - loans                             $     881,228               $     888,490
Total assets                                                            1,205,478                   1,212,740
Accumulated deficit                                                       (14,724)                     (7,462)
Total stockholders' equity                                                 56,271                      63,533
Total liabilities and stockholder's equity                              1,205,478                   1,212,740
--------------------------------------------------------------- ----------------------- --- ------------------------

                   Consolidated Statements of Operations Data

(amounts in thousands)

------------------------------------ ------------------------------------- --- -------------------------------------
                                              Three Months Ended                        Nine Months Ended
                                              September 30, 2003                        September 30, 2003
                                     -------------------------------------     -------------------------------------
                                          (As             (As Restated)             (As             (As Restated)
                                       Previously                                Previously
                                       Reported)                                 Reported)
------------------------------------ ---------------- --- ---------------- --- ---------------- --- ----------------
Provision for loan losses              $   (5,003)          $   (1,473)          $  (27,298)          $  (16,506)
Net interest margin                         2,142                5,672               (4,390)               6,402
Net income (loss)                           2,125                5,655               (5,829)               4,963
Comprehensive income (loss)            $    4,068           $    7,598           $   (6,330)          $     4,462
------------------------------------ ---------------- --- ---------------- --- ---------------- --- ----------------

------------------------------------ ------------------------------------- --- -------------------------------------
                                       Three Months Ended June 30, 2003           Six Months Ended June 30, 2003
                                     -------------------------------------     -------------------------------------
                                          (As             (As Restated)             (As             (As Restated)
                                       Previously                                Previously
                                       Reported)                                 Reported)
------------------------------------ ---------------- --- ---------------- --- ---------------- --- ----------------
Provision for loan losses              $  (17,292)          $  (10,030)          $  (22,295)          $  (15,033)
Net interest margin                       (10,232)              (2,970)              (6,532)                 730
Net (loss) income                         (10,272)              (3,010)              (7,953)                (691)
Comprehensive (loss) income                (8,425)              (1,163)              (5,508)               1,754
------------------------------------ ---------------- --- ---------------- --- ---------------- --- ----------------

Since the Company continued to provide for loans losses during the second and third quarters of 2003, the Company intends to amend its quarterly reports on Forms 10-Q/A for the quarterly periods ended June 30, 2003 and September 30, 2003 to include the restated consolidated financial statements as soon as practicable. The effects of the restatement on the quarterly periods have been addressed within the Company's Management Discussion and Analysis for the year ended December 31, 2003.

The Company was organized to facilitate the securitization of loans through the issuance and sale of non-recourse securitization financing (the "Bonds"). The Bonds are secured by securities and loans backed primarily by: (i) mortgage loans secured by first or second liens on residential property, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title, (ii) other mortgage pass-through certificates or mortgage-collateralized obligations, and (iii) consumer installment loans (collectively, the "Collateral"). In the future, the Company may also securitize other types of loans or securities such as Federal National Mortgage Association
Mortgage-Backed   Certificates,   Federal   Home   Loan   Mortgage   Corporation
Mortgage-Backed Certificates, or Government National Mortgage Association Mortgage-Backed Certificates.

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

The Company is a financial services company, which invests in loans and securities consisting of or secured by, principally single family mortgage loans and manufactured housing installment loans. The loans and securities in which the Company invests have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse bonds ("non-recourse securitization financing"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company earns the net interest spread between the interest income on the loans and securities in its investment portfolio and the interest and other expenses associated with the non-recourse securitization financing financing.


                          CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based in large part upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles".) The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Critical accounting policies are defined as those that are reflective of significant judgements or uncertainties, and which may result in materially different results under different assumptions and conditions, or the application of which may have a material impact on the Company's financial statements. The following are the Company's critical accounting policies.

Consolidation of Subsidiaries. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after significant inter-company transactions have been eliminated.

Impairments. The Company evaluates the debt and asset backed securities in its investment portfolio for other-than-temporary impairments. A security is generally defined to be other-than-temporarily impaired if, for a period of a maximum of three consecutive quarters, the carrying value of such security exceeds its estimated fair value and the Company estimates, based on projected future cash flows or other fair value determinants, that the fair value is not likely to exceed the carrying value in the foreseeable future. If an other-than-temporary impairment is deemed to exist, the Company records an impairment charge to adjust the carrying value of the security down to its estimated fair value. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

Fair Value. Securities classified as available-for-sale are carried in the accompanying consolidated financial statements at estimated fair value. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as securitized finance receivables is determined by calculating the present value of the projected cash flows of the instruments using prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those believed would be used by third parties. Such discount rate used in the determination of fair value of securities pledged as securitized finance receivables was 16% at December 31, 2003 and 2002. Prepayment rate assumptions at December 31, 2003 and 2002 were generally at a "constant prepayment rate," or CPR, ranging from 35%-40% in 2003 and 30%-45% in 2002, for securitized finance receivables consisting of securities backed by single-family mortgage loans, and a CPR equivalent ranging from 10% for 2003 and 11% for 2002 for securitized finance receivables consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary depending on the collateral pledged.

Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of the Company's financial instruments are based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements.

Allowance for Loan Losses. The Company has limited exposure to credit risk retained on loans, which it has securitized through the issuance of non-recourse securitization financing. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade non-recourse securitization financing issued (commonly referred to as "over-collateralization"), excluding price premiums and discounts and hedge basis adjustments. The allowance for loan losses is included in securitized finance receivables in the accompanying balance sheets.

An allowance for loan losses has been estimated and established for currently existing probable losses to the extent losses are borne by the Company under the terms of the securitization transaction. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses are established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance are a current period expense to operations. Generally, the Company considers manufactured housing loans to be impaired when they are 30 days past due. The Company also provides an allowance for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired based on default trends, current market conditions and empirical observable performance data on the loans. Single-family loans are considered impaired when they are 60 days past due. The Company's actual credit losses may differ from those estimates used to establish the allowance.


                               FINANCIAL CONDITION

------------------------------------------------- ------------------------------
                                                           December 31,
                                                  ------------------------------
(amounts in thousands except series outstanding)       2003             2002
                                                  --------------- --------------

Securitized finance receivables:
     Loans, net                                     $   783,881     $  1,014,463
     Debt securities, available-for-sale                251,554          322,545
Other loans                                               2,683            6,505
Asset-backed security, held-to-maturity                     801            1,644
Non-recourse securitization financing                 1,018,899        1,294,884
Shareholder's equity                                     65,857           61,780

Securitization financing bond series outstanding              4                4
------------------------------------------------- --------------- --------------

Securitized finance receivables

As of December 31, 2003 and 2002, the Company had four series of non-recourse securitization financing outstanding. The securitized finance receivables decreased to $1.0 billion at December 31, 2003 compared to $1.3 billion at December 31, 2002. This decrease of $301.6 million is primarily the result of $276.8 million in paydowns on the collateral, decreases in accrued interest receivable of $2.2 million and funds held by trustee, $18.6 million of additional allowance for loan losses, and $5.5 million of impairment losses on securities. Principal pay-downs resulted from normal principal amortization of the underlying loan or security, and higher than anticipated prepayments on these assets due to the low interest-rate environment. Allowance for loan losses have increased as a result of provisions for losses on current manufactured housing loans. The Company expects to continue to incur credit losses on this portfolio and additional reserves will be required until the Company's over-collateralization is depleted. Impairment charges result from other-than-temporary decreases in market value on debt securities backed by manufactured housing loan collateral.

Other loans

Other loans decreased to $2.7 million at December 31, 2003 from $6.5 million at December 31, 2002. Other loans are composed of single family loans not included in the securitization completed in April 2002 and retained by the Company as individual loans. This decrease resulted from pay-downs on the loans of $3.8 million.

Asset-backed security

The asset-backed security decreased to $0.8 million at December 31, 2003, compared to $1.7 million at December 31, 2002 primarily as a result of principal payments of $1.0 million during the year.

Non-recourse securitization financing

Non-recourse securitization financing decreased to $1.0 billion at December 31, 2003 from $1.3 billion at December 31, 2002. This decrease of $276.0 million is the result of $284.1 million in paydowns and a $0.4 million decrease in accrued interest payable offset by $8.5 million of amortization and reclassification of premium and discounts during the twelve months ended December 31, 2003. Included in the $284.1 million paydowns, for certain securitizations, was surplus cash in the amount of $3.3 million that was retained within the security structure and used to repay bonds outstanding, instead of being released to the Company, as provided for in the securitization indenture. For certain other securitizations, since cumulative losses have depleted the required level of over-collateralization provided as credit enhancement, surplus cash in the amount of $4.9 million was retained to cover losses.

Shareholder's Equity

Shareholder's equity increased to $65.8 million at December 31, 2003 from $61.8 million at December 31, 2002 due primarily to net income of $4.0 million.

                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
                                        For the Year Ended December 31,
                             ---------------------------------------------------
(amounts in thousands)             2003             2002               2001
--------------------------------------------------------------------------------
Interest income                 $    83,471      $   106,270       $   151,870
Interest expense                     55,814           66,485           111,361
Provision for loan losses            18,611           28,559            18,670
Net interest margin                   9,046           11,226            21,839
Impairment charges                   (5,494)         (17,446)          (15,840)
Net income (loss)                     4,025           (6,770)            4,986
--------------------------------------------------------------------------------

2003 Compared to 2002

Interest income on the securitized finance receivables, other loans and asset-backed securities decreased to $83.5 million from $106.3 million for the years ended December 31, 2003 and 2002, respectively. This decrease was primarily a result of the continued impact of prepayments on interest income, as average securitized finance receivables declined from $1.5 billion to $1.2 billion for period ended December 31, 2002 and 2003, respectively, coupled with the overall decline in interest rates during 2003.

Interest expense on non-recourse securitization financing decreased to $55.8 million in 2003 from $66.5 million in 2002, primarily due to the decrease in one-month London InterBank Offered Rate ("LIBOR") during 2003 and the decline in average securitization financing bonds due to paydowns on the related securitized finance receivables. The average securitization financing bonds decreased from $1.4 billion in 2002 to $1.1 billion in 2003. The one-month LIBOR decreased from 1.38% at December 31, 2002 to 1.12% at December 31, 2003.

Provision for loan losses decreased to $18.6 million in 2003 from $28.6 million in 2002. Included in provision for loan losses is $6.1 million recorded in 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not previously provided for the impairment of these loans.
Continued worsening trends in both the industry as a whole and the Company's pools of manufactured housing loans prompted the Company to prepare extensive analysis on these pools of loans. The Company has not originated any new manufactured housing loans since 1999, and has extensive empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for this provision as a change in accounting estimate and, accordingly, recorded the amount as additional provision for loan losses. The Company continues to experience unfavorable results in its manufactured housing loan portfolio in terms of elevated delinquencies and loss severity. Within each non-recourse securitization financing, a group of loans are held within the securitization structure as additional support for potential credit losses and to provide additional cash flow to cover such credit losses. Once the cumulative level of losses surpassed the cash flow available from the credit reserve and losses have depleted the over-collateralization, future losses are passed to the holders of the lowest classes of bonds within the structure. In one of the securitization structures of the Company, total cumulative losses have surpassed the level of the cash flow available from the credit reserve and have completely depleted the over-collateralization. During the three months ended December 31, 2003, losses on this securitization began to pass to the subordinate class bondholders. As the over-collateralization has been depleted in the current year, the Company's provision for loan losses correspondingly declined.

Net interest margin in 2003 decreased to $9.0 million from $11.2 million in 2002. This decrease was a result of a decline in interest earning assets partially offset by a decrease from $28.6 million to $18.6 million in provision for loan losses and reduced borrowing costs on non-recourse securitization financing during the period.

Impairment charges decreased from $17.4 million in 2002 to $5.5 million in 2003. This decrease is primarily a result of improved economic conditions and lower LIBOR rates, which showed a projected improvement in fair value of the debt security. Compared to 2002, actual losses, projected loss rates and projected constant prepayment rates decreased in 2003 resulting in one to three quarters of projected gains during the year. Also, the Eurodollar curve reflected lower projected interest rates in 2003 compared to 2002.

2002 Compared to 2001

Interest income on the securitized finance receivables, other loans and asset-backed securities decreased to $106.3 million in 2002 from $151.9 million in 2001. This decrease was primarily a result of the continued impact of prepayments on interest income, as average securitized finance receivables declined from $2.0 billion to $1.5 billion for the years ended December 31, 2001 and 2002, respectively, coupled with the overall decline in interest rates during 2002.

Interest expense on securitization financing bonds decreased to $66.5 million in 2002 from $111.4 million in 2001, primarily due to the decrease in one-month London InterBank Offered Rate ("LIBOR") during 2002 and the decline in average securitization financing bonds due to prepayments on the related securitized finance receivables. The average bonds decreased from $1.5 billion in 2001 to $1.4 billion in 2002 and one-month LIBOR decreased from 1.87% at December 31, 2001 to 1.38% at December 31, 2002.

Provision for loan losses increased to $28.6 million in 2002 from $18.7 million in 2001. Provision for losses increased by $9.9 million as a result of additions for manufactured housing loans. The continuing under-performance of these loans prompted the Company to revise its estimate of losses to include a percentage of all loans with delinquencies greater than 30 days. This revision, which was instituted during the fourth quarter of 2002, resulted in an increase in provision for losses of $7.4 million during the quarter. Loss severity on the manufactured housing loans continued to remain high during 2002 as a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. Defaults in 2002 on manufactured housing loans averaged 4.5%, versus 4.2% in 2001, and loss severity continued at 77% during the year.

Net interest margin in 2002 decreased to $11.2 million from $21.8 million in 2001. This decrease was a result of an increase in provision for loan losses from $18.7 million to $28.6 million and a decline in interest earning assets partially offset by reduced borrowing costs on non-recourse securitized financings outstanding during the period.

Impairment charges increased to $17.4 million in 2002 compared to $15.8 million in 2001. This increase resulted from the under-performance of the Company's manufactured housing loan portfolio in debt securities. The impairment charges on the debt securities result from revised expectations on related securitized finance receivables.

Credit Exposures

With non-recourse securitization financing structures, the Company retains credit risk relative to the amount of over-collateralization required in conjunction with the bond insurance. Losses are generally first applied to the over-collateralized amount, with any losses in excess of that amount borne by the holders of the subordinated classes of the non-recourse securitization financing. Generally, surplus cash that would otherwise be released to the
Company is retained within the securitization structure if losses exceed a certain threshold. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the non-recourse securitization financing. At December 31, 2003, the Company retained $37.9 million in aggregate principal amount of over-collateralization compared to $54.9 million at December 31, 2002. For certain other securitizations, since cumulative losses have depleted the required level of over-collateralization provided as credit enhancement, surplus cash in the amount of $4.9 million was retained to cover losses. Other forms of credit enhancement that benefit the Company, based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $27.5 million and a remaining deductible aggregating $0.9 million on $52.4 million of securitized single family mortgage loans, which are subject to such reimbursement agreements. In addition, $168.0 million of securitized single family mortgage loans are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 75% on such policies before the Company would incur losses.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB Opinion No. 30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as the Company has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB Opinion No. 30 must be reclassified. The Company adopted this statement on January 1, 2003. The Company adopted SFAS No. 145 and reclassified gains from the extinguishment of debt from extraordinary items to Other Income (Expense) on the Consolidated Statements of Operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective January 1, 2003, SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This SFAS applies to activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Effective after December 15, 2002, this statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 has not had a significant impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Effective after June 30, 2003, this Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to provide clarification of financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and
(4) amends certain other existing pronouncements. Those changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company's adoption of SFAS No. 149 in July 2003 has not had a significant impact on the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003; and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 128, "Earnings per Share," to establish standards outlining how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability (or, in some circumstances, as an asset). The Company's adoption of SFAS No. 150 in July 2003 has not had a significant impact on the Company's financial position, results of operations, or cash flows.

On November 25, 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company had no guarantees that require disclosure at year-end 2003. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN No. 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN No. 45 in 2003 has not had a material effect on the Company's financial position, results of operations or cash flows.

In December 2003, the FASB re-issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as revised, which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for considering whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special purpose entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN No. 46, as revised, to have a material effect on the Company's financial position, results of operations or cash flows.

In November  2003,  the FASB reached a consensus  in Emerging  Issues Task Force
(EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In December 2003, the Company adopted the guidance set forth in EITF Issue No. 03-1, which has had no material effect on the Company's financial position, results of operations or cash flows.

In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all non-governmental entities, including not-for-profit organizations. SOP No. 03-3 does not apply to loans originated by the entity. The Company is reviewing the implications of SOP No. 03-3 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

                         LIQUIDITY AND CAPITAL RESOURCES

Non-recourse Securitization Financing

The Company has issued non-recourse debt in the form of securitization financing to fund its investment portfolio. The obligations under the securitization financing structure are payable solely from the securitized finance receivables pledged and are otherwise non-recourse to the Company. Securitized financing is not subject to margin calls. The maturity of each class of non-recourse securitization financing is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption in whole or in part at the option of the issuer and according to specific terms of the respective indentures, including when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds, or as of a certain date. At December 31, 2003, the Company had $1.0 billion of non-recourse securitization financing outstanding. One series of non-recourse securitization financing outstanding was redeemable at the option of the Company in March 2004 and the other will be redeemable in August 2004 respectively. The respective indentures provide for increases in interest rates ranging from 0.30%-2.00% on the underlying non-recourse securitization financing classes if such classes are not called by the issuer. It is anticipated that the redemption of the non-recourse securitization financing redeemable in March 2004 will be completed by the end of April 2004. For purposes of the following table, these obligations are not redeemed.

Contractual Obligations and Commitments
The following table shows expected cash payments on contractual obligations of the Company for the following time periods:


----------------------------------------- --------------------------------------------------------------------------
                                                                   Payments due by period
----------------------------------------- --------------------------------------------------------------------------
Contractual Obligations                       Total        < 1 year      1-3 years       3-5 years      > 5 years
----------------------------------------- -------------- ------------- --------------- --------------- -------------
Long-Term Debt Obligations:
Non-recourse securitization financing (1)  $1,021,130      $225,059      $  297,315      $  179,159      $  319,597
----------------------------------------- -------------- ------------- --------------- --------------- -------------

(1) Securitization financing is non-recourse to the Company as the bonds are payable solely from loans and securities pledged as securitized finance receivables. Payments due by period were estimated based on the principal repayments forecast for the underlying loans and securities, substantially all of which is used to repay the associated securitization financing outstanding.

Off-Balance Sheet Arrangements

The Company makes various representations and warranties relating to the sale or securitization of loans. To the extent the Company were to breach any of these representations or warranties, and such breach could not be cured within the allowable time period, the Company would be required to repurchase such loans, and could incur losses. In the opinion of management, no material losses are expected to result from any such representations and warranties and, therefore, have not been accrued for as a liability.

                Summary of Selected Quarterly Results (unaudited)
                             (amounts in thousands)

--------------------------------------------------------------------------------
Year ended December 31, 2003   First Quarter            Second Quarter
---------------------------- ---------------- ----------------------------------
                                                (As previously      As restated)
                                                   reported)
--------------------------- ----------------- -------------------- -------------
Operating results:
Total interest income (1)      $  22,454         $   20,610           $  20,610
Total interest expense (1)        13,751             13,550              13,550
Net interest margin                3,700            (10,232)             (2,970)
Net income (loss)                  2,318            (10,272)             (3,010)

--------------------------- ----------------- -------------------- -------------


--------------------------------------------------------------------------------
Year ended December 31, 2003   Third Quarter                   Fourth Quarter
---------------------------- ---------------------------------------------------
                              (As previously   (As restated)
                                 reported)
--------------------------- ---------------- ----------------- -----------------
Operating results:
Total interest income (1)      $   19,498       $   19,498        $     20,910
Total interest expense (1)         12,353           12,353              16,160
Net interest margin                 2,142            5,672               2,644
Net income (loss)                   2,125            5,655                (938)

--------------------------- ---------------- ----------------- -----------------

--------------------------------------------------------------------------------
                                First       Second        Third         Fourth
Year ended December 31, 2002   Quarter      Quarter       Quarter       Quarter
---------------------------- ----------- ----------- ---------------- ----------
Operating results:
Total interest income (1)    $   27,255  $  28,191   $     25,959     $  24,865
Total interest expense (1)       17,744     17,272         16,365        15,104
Net interest margin               3,634      5,640          4,108        (2,156)
Net income (loss)                 1,673        654          1,843       (10,940)

------------------------------------------------------------------ -------------
(1) Interest income and interest expense reflects the reclassification of deferred hedging basis adjustments as discussed in Note 2 of the Notes to Financial Statements.

During the three-months ended December 31, 2003, the Company recognized impairment charges of $4.0 million on a debt security supported by underlying manufactured housing and single-family loans.


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest margin comprises the primary component of the Company's earnings and cash flows. The Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods. The Company's strategy has been to mitigate interest rate risk through the creation of a diversified investment portfolio that generates stable income and cash flow in a variety of interest rate and prepayment environments.

The Company and IHC monitor the aggregate cash flow, projected net yield and estimated market value of the securitized finance receivables under various interest rate and prepayment assumptions. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The Company focuses on the sensitivity of its investment portfolio cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as interest rate movements in 100 basis point and 200 basis point ratable increments, both up and down, over the ensuing twelve months from the measurement date. The Company estimates its net interest margin cash flow for the next twenty-four months assuming that interest rates over such time period follow the forward LIBOR curve (based on the 90-day Eurodollar futures contract) as of December 31, 2003. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

The following table summarizes the Company's net interest margin cash flow and market value sensitivity analysis as of December 31, 2003. This analysis represents management's estimate of the percentage change in net interest margin cash flow and value expressed as a percentage change in shareholders' equity given a parallel shift in interest rates, as discussed above. The "Base" case represents the interest rate environment as it existed as of December 31, 2003. As of December 31, 2003, one-month LIBOR was 1.12% and six-month LIBOR was 1.22%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrower's option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. Given the current composition and performance of the investment portfolio, and the limitation to estimating twenty-four months of net interest margin cash flows, variations in prepayment rate assumptions are not expected to have a material impact on the net interest margin cash flows. Projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's non-recourse securitization financing, underlying collateral, and asset-backed securities held-to-maturity and there are likely to be such changes in the future.

                            Projected in Net
      Basis Point         Interest Margin Cash        Projected Change in Value,
Increase (Decrease) in         Flow From            expressed as a percentage of
    Interest Rates             Base Case                 Shareholders'Equity
------------------------ ------------------------- -----------------------------
         +200                   (20.3)%                       (22.4)%
         +100                   (10.8)%                       (11.2)%
         Base
         -100                    11.6%                         11.6%
         -200                    16.6%                         17.4%

Approximately $352.4 million of the Company's investment portfolio as of December 31, 2003 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 72% and 14% of the ARM loans or securities underlying the Company's securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively. These ARM assets are financed with adjustable-rate non-recourse securitization financing borrowings.

Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and securitized finance receivables relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that the Company has entered into such agreements.

The remaining portion of the Company's securitized finance receivables as of December 31, 2003, approximately $719.3 million, is comprised of loans that have coupon rates that are fixed. The Company has limited its interest rate risk on such collateral primarily through (i) the issuance of fixed-rate non-recourse securitization financing which approximated $464.7 million as of December 31, 2003, and (ii) equity, which was $65.9 million. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates, not the level of short-term interest rates.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERIT SECURITIES CORPORATION




Independent Auditors' Report ...........................................................................16
Consolidated Balance Sheets - December 31, 2003 and 2002................................................17
Consolidated Statements of Operations - For the years ended December 31, 2003, 2002 and 2001............18
Consolidated Statements of Shareholder's Equity - For the years ended December 31, 2003, 2002 and 2001..19
Consolidated Statements of Cash Flows - For the years ended December 31, 2003, 2002 and 2001............20
Notes to Consolidated Financial Statements - For the years ended December 31, 2003, 2002 and 2001.......21

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Merit Securities Corporation


We have audited the accompanying consolidated balance sheets of Merit Securities Corporation and subsidiaries (the "Corporation"), as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merit Securities Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


Richmond, Virginia
April 9, 2004

MERIT SECURITIES CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
(amounts in thousands except share data)


                                                 2003               2002
                                           -----------------  ------------------
Assets:
    Securitized finance receivables:
        Loans, net                            $    783,881       $  1,014,463
        Debt securities, available-for-sale        251,554            322,545
   Other loans                                       2,683              6,505
    Asset-backed security, held-to-maturity            801              1,644
    Due from affiliates, net                        45,837             11,507
                                           -----------------  ------------------
                                              $  1,084,756       $  1,356,664
                                           =================  ==================
Liabilities and Shareholder's Equity:
Liabilities:
   Non-recourse securitization financing      $  1,018,899       $  1,294,884
                                           -----------------  ------------------
                                                 1,018,899          1,294,884
                                           -----------------  ------------------
Shareholder's Equity:
   Common stock, no par value
     10,000 shares authorized,
     1,000 issued and outstanding                       10                 10
   Additional paid-in capital                       68,674             68,674
   Accumulated other comprehensive loss                (82)              (134)
   Accumulated deficit                              (2,745)            (6,770)
                                           -----------------  ------------------
                                                    65,857             61,780
                                           -----------------  ------------------
                                              $  1,084,756      $   1,356,664
                                           =================  ==================

See accompanying notes to these consolidated financial statements.

MERIT SECURITIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2003, 2002 and 2001
(amounts in thousands)


                                                             2003             2002              2001
                                                     ------------------------------------------------------
  Interest income:
    Securitized finance receivables                      $    83,019       $   106,192      $   151,870
     Other loans                                                 137                78                -
     Asset-backed security                                       315                 -                -
                                                     ------------------------------------------------------
                                                              83,471           106,270          151,870
                                                     ------------------------------------------------------

  Interest and related expense:
    Interest expense on non-recourse securitization
    financing                                                 52,140            64,494          109,633
    Other securitization financing expense                     3,674             1,991            1,728
                                                     ------------------------------------------------------
                                                              55,814            66,485          111,361
                                                     ------------------------------------------------------

  Net interest margin before provision for loan
  losses                                                      27,657            39,785           40,509
  Provision for loan losses                                  (18,611)          (28,559)         (18,670)
                                                     ------------------------------------------------------
  Net interest margin                                          9,046            11,226           21,839

Impairment charges                                            (5,494)          (17,446)         (15,840)
Other income (expense)                                           473              (550)          (1,013)
                                                     ------------------------------------------------------
 Net income (loss)                                        $     4,025      $    (6,770)     $     4,986
                                                     ======================================================

See accompanying notes to these consolidated financial statements.

MERIT SECURITIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

For the years ended December 31, 2003, 2002 and 2001 (amounts in thousands except share data)


                                                                               Accumulated        Retained
                                       Common                  Additional         Other           Earnings
                                    Stock Shares    Common      Paid-in       Comprehensive     (Accumulated
                                    Outstanding      Stock      Capital       Income (Loss)       Deficit)          Total
                                   -------------------------------------------------------------------------------------------
Balance at January 1, 2001               1,000           10   $    147,240     $    (43,073)     $     12,043     $   116,220
Comprehensive income:
Net income                                   -            -              -                -             4,986           4,986
Unrealized gain on investments
  available-for-sale                                      -              -           46,260                 -          46,260
                                                                                                                ---------------
Total comprehensive income                                                                                             51,246
Dividends and capital
distributions                                -            -        (54,466)               -           (17,029)        (71,495)
                                   --------------- ---------- ------------- ------------------ ---------------- ---------------
Balance at December 31, 2001          1,000              10         92,774            3,187                 -          95,971

Comprehensive loss:
Net loss                                     -            -              -                -            (6,770)         (6,770)
Unrealized loss on investments
  available-for-sale                         -            -              -           (3,321)                -          (3,321)
                                                                                                                ---------------
Total comprehensive loss                                                                                              (10,091)
Dividends and capital
  distributions                              -            -        (24,100)               -                 -         (24,100)
                                   -------------- ----------- ------------- ------------------ ---------------- ---------------
   Balance at December 31, 2002       1,000              10         68,674             (134)           (6,770)         61,780

Comprehensive income:
Net income                                   -            -              -                -             4,025           4,025
Unrealized gain on investments
  available-for-sale                         -            -              -               52                 -              52
                                                                                                                ---------------
Total comprehensive income                                                                                              4,077
                                   --------------- ---------- ------------- ------------------ ---------------- ---------------
Balance at December 31, 2003          1,000          $   10       $ 68,674    $         (82)     $     (2,745)    $    65,857

                                   =============== ========== ============= ================== ================ ===============

See accompanying notes to these consolidated financial statements.

MERIT SECURITIES CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001
(amounts in thousands)


                                                                       2003              2002              2001
                                                                       ----              ----              ----
  Operating activities:
    Net income (loss)                                              $      4,025     $     (6,770)     $      4,986
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
          Impairment charges                                              5,494           17,446            15,840
          Provision for loan losses                                      18,611           28,559            18,670
          Amortization, net                                               5,742            6,901             9,264
          Other                                                           2,901           (1,358)            1,210
                                                                -------------------------------------------------------
             Net cash provided by operating activities                   36,773           44,778            49,970
                                                                -------------------------------------------------------
  Investing activities:
    Purchase of loans and debt securities                                     -         (157,097)                -
    Principal payments on collateral                                    276,828          389,487           577,625
    Net decrease in loans                                                 3,796            4,149                 -
    Payments received on securities                                       1,039            2,081                 -
    Proceeds from sale of securitized finance receivables                     -                -            48,710
                                                                -------------------------------------------------------
             Net cash provided by investing activities                  281,663          238,620           626,335
                                                                -------------------------------------------------------
  Financing activities:
    Proceeds from issuance of bonds                                           -          172,653           503,914
    Principal payments on non-recourse securitization financing        (284,106)        (420,775)       (1,108,734)
    Increase in due from affiliates                                     (34,330)         (11,176)                -
    Dividends and capital distributions                                       -          (24,100)          (71,495)
                                                                -------------------------------------------------------
             Net cash used for financing activities                    (318,436)        (283,398)         (676,315)
                                                                -------------------------------------------------------
  Net change in cash                                                          -                -               (10)
  Cash at beginning of year                                                   -                -                10
                                                                -------------------------------------------------------
  Cash at end of year                                              $          -     $          -      $          -
                                                                =======================================================
  Supplemental disclosure of cash flow information:
    Cash paid for interest                                         $     46,921     $     60,870      $    105,654
                                                                =======================================================

See accompanying notes to these consolidated financial statements.

MERIT SECURITIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2003, 2002 and 2001
(dollar amounts in thousands)


NOTE 1 - THE COMPANY

     Merit Securities Corporation (the "Company") is a wholly owned, limited-purpose finance subsidiary of Issuer Holding Corporation, Inc. ("IHC"). The Company was organized to facilitate the securitization of loans through the issuance and sale of non-recourse securitization financing. IHC is a wholly-owned subsidiary of Dynex Capital, Inc. ("Dynex"), a New York Stock Exchange listed financial services company (symbol: DX). The financial statements include the amounts of the Company and its wholly owned subsidiary, Financial Asset Securitization, Inc. (FASI).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles".


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

Securitized Finance Receivables

Securitized finance receivables consists of debt securities and loans, which have been pledged to secure non-recourse securitization financing. These debt securities and loans are backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential properties and manufactured housing installment loans secured by either a Uniform Commercial Code ("UCC") filing or a motor vehicle title.

The Company has classified all of its debt securities included in securitized finance receivables as available-for-sale. As such, debt securities included in securitized finance receivables at December 31, 2003 and 2002 are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income (loss).

Debt Issuance Costs

Costs incurred in connection with the issuance of non-recourse debt and recourse debt are deferred and amortized over the estimated lives of their respective debt obligations using the effective yield method.

Price Premiums, Discounts and Hedging Basis Adjustments

Premiums and discounts on investments and obligations are amortized into interest income or expense, respectively, over the life of the related investment or obligation using the effective yield method. Hedging basis adjustments on associated debt obligations are amortized over the expected remaining life of the debt instrument. If the indenture for a particular non-recourse securitization financing structure provides for a step-up of interest rates on the optional redemption date and the Company has the ability and intent to exercise its call option, then premiums, discounts, and deferred hedging losses are amortized to that optional redemption date. Otherwise, these amounts are amortized over the estimated maturity dates of the securitization.

Loans Not Pledged

The Company holds loans which are not pledged to a trust and are carried at amortized cost. These are reported as "Other loans" on the consolidated balance sheets.

Interest Income

Interest income is recognized when earned according to the terms of the underlying investment and when, in the opinion of management, it is collectible. For loans, the accrual of interest is discontinued when, in the opinion of management, the interest is not collectible in the normal course of business, when the loan is past due and when the primary servicer of the loan fails to advance the interest and/or principal due on the loan. For securities and other investments, the accrual of interest is discontinued when, in the opinion of management, it is possible that all amounts contractually due will not be collected. Loans are considered past due when the borrower fails to make a timely payment in accordance with the underlying loan agreement, inclusive of all applicable cure periods. All interest accrued but not collected for investments that are placed on non-accrual status or charged-off is reversed against interest income. Interest on these investments is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Asset-backed Security

Asset-backed security is a debt security which is classified as held-to-maturity and are carried at amortized cost pursuant to SFAS No. 115.


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

Fair Value. The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Securitized finance receivables make up a significant portion of the Company's investments. The estimate of fair value for securities within securitized finance receivables is determined by calculating the present value of the projected net cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management. The discount rate used in the determination of fair value of the securitized finance receivables was 16% at December 31, 2003 and 2002. The Company's ownership interest in such financial instruments is represented by interests rated `BBB' or below, and generally concentrated in the over-collateralization or residual interest components. As such, the Company utilizes a discount rate of 16% in determining the fair value of its financial instruments. Prepayment rate assumptions at December 31, 2003 and 2002 were generally at a "constant prepayment rate," or CPR, ranging from 35%-40% for 2003, and 30%-45% for 2002, for securitized finance receivables consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 10% for 2003 and 11% for 2002, for securitized finance receivables consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of securitized finance receivables, depending on the collateral pledged.

Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of the Company's financial instruments are based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements. The fair value of all balance sheet financial instruments is presented in Note 6.

Allowance for Loan Losses. The Company has credit risk on loans pledged in securitization financing transactions and classified as securitized finance receivables in its investment portfolio. An allowance for loan losses has been estimated and established for currently existing probable losses to the extent losses are borne by the Company under the terms of the securitization transaction. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses are established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance as a current period expense to operations. Generally, the Company considers manufactured housing loans to be impaired when they are 30 days past due. The Company also provides an allowance for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired based on default trends, current market conditions and empirical observable performance data on the loans. Single-family loans are considered impaired when they are 60 days past due. Other loans are evaluated on a specific identification basis to determine if further impairments are required. Generally the basis on these loans has been reduced such that further impairments have not been warranted.

Impairments. The Company evaluates all securities in its investment portfolio for other-than-temporary impairments. A security is generally defined to be other-than-temporarily impaired if for a maximum period of three consecutive quarters the fair value of such security exceeds its estimated carrying value and the Company estimates, based on projected future cash flows or other fair value determinants, that the carrying value is not likely to exceed fair value in the foreseeable future. If an other-than-temporary impairment is deemed to exist, the Company records an impairment charge to adjust the carrying value of the security down to its estimated fair value. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.


Prepaid Shelf Registration Fees

Fees incurred in connection with filing a shelf registration for the issuance of non-recourse securitization financing are deferred and recognized with each securitization prorata to the size of the issuance.

Securitization Transactions

The Company securitizes loans and securities by transferring these assets to a wholly owned trust, and the trust issues non-recourse securitization financing pursuant to an indenture. Generally, the Company retains some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purpose entity. In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in the consolidated financial statements of the Company. For accounting and tax purposes, the loans and securities financed through the issuance of non-recourse securitization financing are treated as assets of the Company, and the non-recourse securitization financing are treated as debt of the Company. The Company may retain certain of the bonds issued by the trust, and the Company generally will transfer collateral in excess of the bonds issued. This excess is typically referred to as over-collateralization.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB Opinion No. 30.

Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as the Company has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB Opinion No. 30 must be reclassified. The Company adopted SFAS No. 145 and reclassified gains from the extinguishment of debt from extraordinary items to Other Income (Expense) on the Consolidated Statements of Operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective January 1, 2003, SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This SFAS applies to activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Effective after December 15, 2002, this statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 has not had a significant impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Effective after June 30, 2003, this Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to provide clarification of financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and
(4) amends certain other existing pronouncements. Those changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company's adoption of SFAS No. 149 in July 2003 has not had a significant impact on the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003; and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 128, "Earnings per Share," to establish standards outlining how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability (or, in some circumstances, as an asset). The Company's adoption of SFAS No. 150 in July 2003 has not had a significant impact on the Company's financial position, results of operations, or cash flows.

On November 25, 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company had no guarantees that require disclosure at year-end 2003. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN No. 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN No. 45 in 2003 has not had a material effect on the Company's results of financial position, results of operations or cash flows.

In December 2003, the FASB re-issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as revised, which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for considering whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special purpose entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN No. 46, as revised, to have a material effect on the Company's financial position, results of operations or cash flows.

In November  2003,  the FASB reached a consensus  in Emerging  Issues Task Force
(EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In December 2003, the Company adopted the guidance set forth in EITF Issue No. 03-1, which has had no material effect on the Company's financial position, results of operations or cash flows.

In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all non-governmental entities, including not-for-profit organizations. SOP No. 03-3 does not apply to loans originated by the entity. The Company is reviewing the implications of SOP No. 03-3 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the financial statements for 2002 and 2001 to conform to the presentation for 2003, including the reclassification of the extraordinary gain recorded in the year ended December 31, 2002 pursuant to the adoption of SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition certain basis adjustments were reclassified from securitized finance receivables within assets to non-recourse securitization financing within liabilities on the balance sheet and from interest income to interest expense on the income statement. These remaining unamortized deferred hedging amounts were basis adjustments recorded prior to 2001, which related to financing hedges and are more appropriately recorded as part of the related debt.


NOTE 3 - SECURITIZED FINANCE RECEIVABLES

Securitized finance receivables consists of loans and debt securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential housing and manufactured housing installment loans secured by a UCC filing. All securitized finance receivables are pledged to secure repayment of the related non-recourse securitization financing. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the non-recourse securitization financing. The Company's exposure to loss on securitized finance receivables is generally limited to the amount of collateral pledged in excess of the related non-recourse securitization financing issued, as the non-recourse securitization financing is non-recourse to the Company. The securitized finance receivables can be sold by the Company, but only subject to the lien of the non-recourse securitization financing indenture.

The following table summarizes the components of securitized finance receivables as of December 31, 2003 and December 31, 2002. Debt securities pledged as securitized finance receivables are considered available-for-sale, and are therefore recorded at fair value. Loans pledged as securitized finance receivables are carried at amortized cost.

--------------------------------- ---------------------- --- -------------------
                                          2003                       2002
--------------------------------- ----------------------     -------------------
  Loans, at amortized cost         $    804,871               $  1,035,163
  Allowance for loan losses             (20,990)                   (20,700)
--------------------------------- ---------------------- --- -------------------
                                        783,881                  1,014,463
  Debt securities, at fair value        251,554                    322,545
--------------------------------- ---------------------- --- -------------------
                                   $  1,035,435               $  1,337,008
--------------------------------- ---------------------- --- -------------------

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as securitized finance receivables as of December 31, 2003 and December 31, 2002:


------------------------------------- ------------------ --- -------------------
                                              2003                   2002
------------------------------------- ------------------     -------------------
  Debt securities, at amortized cost   $    251,554           $    322,482
  Gross unrealized gains                          -                     63
------------------------------------- ------------------ --- -------------------
  Estimated fair value                 $    251,554           $    322,545
------------------------------------- ------------------ --- -------------------


The components of securitized finance receivables at December 31, 2003 and 2002 are as follows:


------------------------------- ------------------------------------------ ------------------------------------------
                                                  2003                                       2002
------------------------------- ------------------------------------------ ------------------------------------------
                                 Loans, net       Debt          Total       Loans, net    Debt            Total
                                               Securities                                 Securities
------------------------------- ------------- ------------- -------------- -------------- ----------- ---------------
Collateral:
     Manufactured housing           $470,319    $172,847       $643,166        $537,695     $196,424      $734,119
     Single family                   317,552      76,749        394,301         481,222      124,077       605,299
                                ------------- ------------- -------------- -------------- ----------- ---------------
                                     787,871     249,596      1,037,467       1,018,917      320,501     1,339,418
Funds held by trustees                     1           -              1              12            -            12
Accrued interest receivable            4,847       1,565          6,412           6,559        2,080         8,639
Unamortized (discounts) and
    premiums, net                     (8,838)        393         (8,445)        (11,025)         (99)      (11,124)
Unrealized gain, net                       -           -               -              -           63            63
------------------------------- ------------- ----------- ---------------- -------------- ----------- ---------------
                                 $   783,881   $ 251,554   $ 1,035,435       $1,014,463     $322,545    $1,337,008
------------------------------- ------------- ----------- ---------------- -------------- ----------- ---------------


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity for the allowance for loan losses on securitized finance receivables for the years ended December 31, 2003, 2002 and 2001:

--------------------------------- ----------- ------------ --------------
                                     2003         2002          2001
--------------------------------- ----------- ------------ --------------
Allowance at beginning of year     $ 20,700     $ 15,364     $ 21,401
Provision for loan losses            18,611       28,559       18,670
Credit losses, net of recoveries    (18,321)     (23,223)     (24,707)
--------------------------------- ----------- ------------ --------------
Allowance at end of year           $ 20,990     $ 20,700     $ 15,364
--------------------------------- ----------- ------------ --------------

The Company continues to experience unfavorable results in its manufactured housing loan portfolio in terms of elevated delinquencies and loss severity on repossessed units. For the year 2003, the Company added $18,611 in provisions for loan losses related to the manufactured housing loan portfolio. Included in this amount is $6,120 in provision for loan losses recorded in 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not previously provided for these loans. Continued worsening trends in both the industry as a whole and the Company's pools of manufactured housing loans prompted the Company to prepare an analysis on these pools of loans. The Company has not originated any new manufactured housing loans since 1999, and has empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for the amount as a change in accounting estimate and accordingly recorded the amount as additional provision for loan losses.

Within each non-recourse securitization financing, a group of loans are held within the securitization structure as a credit reserve to provide additional cash flow to cover losses. Once the cumulative level of losses have surpassed the cash flow available from the credit reserve and losses has depleted the over-collateralization, future losses are passed to the holders of the lowest classes of bonds within the structure. In some cases, the aggregate loss exposure may be increased by the use of surplus cash or cash reserve funds contained within the security structure to cover losses. On one of the deal structures of the Company, total cumulative losses have surpassed the cash flow available from the credit reserve and have completely depleted the over-collateralization. During the three months ended December 31, 2003, losses on this securitization began to pass to the subordinate class bondholders. The reserves for loan losses on this securitization decreased as these losses began to be borne by the subordinated bondholders.

The allowance for loan losses on the over-collateralization totaled $20,990 and $20,700 at December 31, 2003 and 2002 respectively, and are included in securitized finance receivables in the accompanying consolidated balance sheets. Over-collateralization at December 31, 2003 and 2002 totaled $37,947 and $54,915 respectively.


NOTE 5 - NON-RECOURSE SECURITIZATION FINANCING

The Company, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of non-recourse securitization financing. Each series of non-recourse securitization financing may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on the securitized finance receivables and any reinvestment income thereon are used to make payments on the non-recourse securitization financing (see Note 3). The obligations under the non-recourse securitization financing are payable solely from the securitized finance receivables and are otherwise non-recourse to the Company. The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral pledged. The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds, or on a specific date. As a result, the actual maturity of any class of a series of non-recourse securitization financing is likely to occur earlier than its stated maturity.

The components of non-recourse securitization financing along with certain other information at December 31, 2003 and 2002 are summarized below:

------------------------------------ ------------------------------------ -- ---------------------------------------
                                                    2003                                      2002
                                     ------------------------------------    ---------------------------------------
                                          Bonds             Range of              Bonds               Range of
                                      Outstanding        Interest Rates        Outstanding         Interest Rates
                                     ---------------    -----------------    ----------------    -------------------
Variable-rate classes                 $    556,381          1.4%-3.4%         $    786,503            1.7%-3.0%
Fixed-rate classes                         464,749          6.5%-8.9%              518,734            6.2%-9.0%
Accrued interest payable                     2,846                                   3,234
Deferred bond issuance costs                (1,216)                                 (4,197)
Deferred hedging                            (1,640)                                 (4,229)
Unamortized premiums and
  (discounts), net                          (2,221)                                 (5,161)
                                     ---------------                         ----------------
                                      $  1,018,899                            $  1,294,884
                                     ===============                         ================

Range of stated maturities              2015-2033                               2015-2033
Estimated weighted average life         4.2 years                               4.0 years
Number of series                            4                                       4
------------------------------------ --------------- -- ----------------- -- ---------------- -- -------------------

Each series of non-recourse securitization financing may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on the loans pledged as securitized finance receivables and any reinvestment income thereon are used to make payments on the non-recourse securitization financing (see Note 3). The obligations under the non-recourse securitization financing are payable solely from the securitized finance receivables and are otherwise non-recourse to the Company. The maturity of each class is directly affected by the rate of principal prepayments on the related mortgage collateral. In determining average prepayment speed assumptions, the Company utilizes the last six month's prepayment experience, market, and Company expectations of prepayment speeds based on the forward LIBOR curve. Each series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a non-recourse securitization financing series is likely to occur earlier than its stated maturity. Non-recourse securitization financings are carried at their outstanding principal balance, net of unamortized premiums and discounts.

The variable rate classes are based on one-month London InterBank Offered Rate ("LIBOR"). The average effective rate of interest expense for non-recourse securitization financing was 4.6%, 4.7%, and 6.1% for the years ended December 31, 2003, 2002 and 2001, respectively.


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's recorded financial instruments as of December 31, 2003 and 2002:

 ------------------------------------ --- ----------------------------------- --- --------------------------------
                                                         2003                                  2002
                                          -----------------------------------     --------------------------------
                                              Carrying            Fair               Carrying          Fair
                                               Amount            Value                Amount           Value
 -----------------------------------------------------------------------------------------------------------------
 Financial instruments:
 Assets:
   Securitized finance receivables:
      Loans, net                           $    804,871      $      783,881        $  1,035,163    $  1,014,463
      Debt securities                           251,554             251,554             322,482         322,545
   Other loans                                    2,683               3,126               6,505           6,727
   Asset-backed security                            801                 942               1,644           2,073
  Liabilities:
    Non-recourse securitization               1,018,899             981,581           1,294,884       1,257,221
      financing
------------------------------------------------------------------------------------------------------------------

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

Financial Instruments. The fair value of the securitized finance receivables is based on the present value of the projected cash flows using appropriate discount rates, credit loss and prepayment assumptions. The Company's ownership interest in such financial instruments is represented by interests rated `BBB' or below, and generally concentrated in the over-collateralization or residual interest components. As such, the Company utilizes a discount rate of 16% in determining the fair value of its financial instruments. The fair value of loans was based on management's estimate. Non-recourse debt is both floating, fixed, and is considered within the security structure along with the associated securitized finance receivables.


NOTE 7 - IMPAIRMENT CHARGES

Impairment charges include other-than-temporary impairment of debt securities pledged as securitized finance receivables of $5,494, $17,446 and $15,840 for 2003, 2002 and 2001, respectively arising from deteriorating market values of securities backed by manufactured housing loans. Impairment charges for 2002 also included $1,883 for the adjustment to the lower of cost or market for certain delinquent single-family mortgage loans acquired in 2002 which at that time were considered as held-for-sale.


NOTE 8 - OTHER MATTERS

At both December 31, 2003 and 2002, the Company had remaining $308,602 for issuance under shelf registration statements filed with the Securities and Exchange Commission.


NOTE 9 - SUMMARY OF FOURTH QUARTER RESULTS

The following table summarizes selected information for the quarter ended December 31, 2003:

------------------------------------------------- ------------------------------
                                                      Fourth Quarter, 2003
------------------------------------------------- ------------------------------
Operating results:
Net interest margin before provision for losses      $          4,749
Provisions for loan losses                                     (2,105)
Net interest margin                                             2,644
Impairment charges                                             (4,040)
Other income                                                      458
Net (loss)                                            $          (938)
------------------------------------------------- ------------------------------

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

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

                  As of the end of the period covered by this annual report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective, except as described below.

                  The Company identified an internal control deficiency related to the recording of allowance for loan losses in excess of loss obligations. The Company will restate the interim periods of June 30, 2003 and September 30, 2003 as a result of the deficiency. Management believes that it has performed the appropriate procedures to ensure that the information included herein for the year ended December 31, 2003 is materially accurate in all reasonable aspects. This internal control deficiency did not impact the consolidated financial statements of the Company's parent.

                  In conducting its review of disclosure controls, management concluded that sufficient disclosure controls and procedures, other than this deficiency, did exist to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in internal controls.

                  The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company's last fiscal quarter that materially effected, or are reasonably likely to materially affect internal control over financial reporting.




                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is omitted pursuant to General Instruction I, Paragraph 2.

Item 11.   EXECUTIVE COMPENSATION

Information in response to this Item is omitted pursuant to General Instruction I, Paragraph 2.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is omitted pursuant to General Instruction I, Paragraph 2.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is omitted pursuant to General Instruction I, Paragraph 2.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is omitted, as permitted by Form 10-K, because the Company is an asset-backed issuer as defined in Rule 13a-14(g) under the Securities Exchange Act of 1934, as amended.


                                     PART IV


Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Exhibits

                     3.1      Articles  of   Incorporation  of   the  Registrant
                              (Attached   as  an   exhibit   to   Registrant's
                              Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994, incorporated herein by reference).

                     3.2      Bylaws of the Registrant (Attached  as  an exhibit
                              to  Registrant's   Registration   Statement  No.
                              33-83524 on Form S-3 filed August 31, 1994, incorporated herein by reference).

                     3.3 Amended and Restated Articles of Incorporation of the Registrant, effective April 19, 1995 (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed April 21, 1995, incorporated herein by reference).

                     4.1 Indenture between Registrant and Trustee, dated as of August 1, 1994 (Attached as an exhibit to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994, incorporated herein by reference).

                     4.2 Form of Supplement Indenture between Registrant and Trustee (Attached as an exhibit to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994, incorporated herein by reference).

                     4.3 Copy of the Indenture, dated as of November 1, 1994, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed December 19, 1994, incorporated herein by reference).

                     4.4 Copy of the Series 11 Indenture Supplement, dated as of March 1, 1998, by and between Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Attached as an exhibit of Registrant's Current Report on Form 8-K, filed June 12, 1998, incorporated herein by reference).

                     4.5 Copy of the Series 12 Indenture Supplement, dated as of March 1, 1999, by and between the Registrant and Texas Commerce Bank National Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Attached as an exhibit of Registrant's Current Report on Form 8-K, filed April 12, 1999, incorporated herein by reference).

                     4.6 Copy of the Series 13 Indenture Supplement, dated as of August 1, 1999, by and between the Registrant and Texas Commerce Bank National
                              Association, as Trustee (related schedules and exhibits available upon request of the Trustee). (Attached as an exhibit of Registrant's Current Report on Form 8-K, filed September 13, 1999, incorporated herein by reference).

                     4.7 Copy of the Structured Asset Securitization Corporation Series 2002-9 Indenture Supplement, dated as of April 1, 2002, by and between Structured Asset Securitization Corporation and J.
                              P. Morgan Chase, as Trustee (related schedules and exhibits available upon request of the Trustee). (Attached as an exhibit of Structured Asset Securitization Corporation's Current Report on Form 8-K, filed April 25, 2002, incorporated herein by reference).

                     31.1     Certification   of  Principal  Executive   Officer
                              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     31.2     Certification   of  Principal   Financial  Officer
                              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     32.1     Certification  of   Principal   Executive  Officer
                              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     10.1     Standard  Provisions  to   Servicing   Agreement
                              (Attached   as  an   exhibit   to   Registrant's
                              Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994, incorporated herein by reference).

                     10.2     Form  of  Servicing   Agreement  (Attached  as  an
                              exhibit to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994, incorporated herein by reference).

                     10.3 Standard Terms to Master Servicing Agreement (Attached as an exhibit to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994, incorporated herein by reference).

                     10.4 Form of Master Servicing Agreement (Attached as an exhibit to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994, incorporated herein by reference).

                     10.5 Copy of the Standard Terms to Master Servicing Agreement, June 1, 1995 Edition (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed July 10, 1995, incorporated herein by reference).

                     99.1 Form of Prospectus Supplement of Bonds secured by adjustable-rate mortgage loans (Attached as an exhibit to Registrant's Pre-Effective Amendment No. 4 to Registration Statement No. 33-83524 on Form S-3 filed December 5, 1994, incorporated herein by reference).

                     99.2 Form of Financial Guaranty Assurance Policy (Attached as an exhibit to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994, incorporated herein by reference).

                     99.3 Form of GEMICO Mortgage Pool Insurance Policy (Attached as an exhibit to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994, incorporated herein by reference).

                     99.4 Form of PMI Mortgage Insurance Co. Pool Insurance Policy (Attached as an exhibit to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994, incorporated herein by reference).

                     99.5 Form of Prospectus Supplement of Bonds secured by fixed-rate mortgage loans (Attached as an exhibit to Registrant's Pre-Effective Amendment No. 4 to Registration Statement No. 33-83524 on Form S-3 filed December 5, 1994, incorporated herein by reference).

                     99.6 Copy of the Saxon Mortgage Funding Corporation Servicing Guide for Credit Sensitive Loans, February 1, 1995 Edition (Attached as an exhibit to the Registrant's Current Report on Form 8-K, filed March 8, 1995, incorporated herein by reference).

          (b)     Reports on Form 8-K

                  None

II


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MERIT SECURITIES CORPORATION




Dated:  April 14, 2004                 By:    /s/ Stephen J. Benedetti
                                              ----------------------------------
                                              Stephen J. Benedetti
                                              President


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                        Capacity                       Date


/s/ Stephen J. Benedetti                        Principal Executive Officer/Director         April 14, 2004
--------------------------------------------
Stephen J. Benedetti


/s/ Kevin J. Sciuk                              Principal Financial Officer/Controller       April 14, 2004
--------------------------------------------
Kevin J. Sciuk


/s/ J. Thomas O'Brien, Jr.                                    Director                       April 14, 2004
--------------------------------------------                  --------
J. Thomas O'Brien, Jr.


/s/ Christopher T. Bennett                                    Director                       April 14, 2004
--------------------------------------------                  --------
Christopher T. Bennett

                                  EXHIBIT INDEX

                                                                                              Sequentially
Exhibit                                                                                     Numbered Page


23.1     Consent of DELOITTE & TOUCHE LLP                                                           I

31.1     Certification of Principal Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.                              II

31.2     Certification of Principal Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.                              III

32.1     Certification of Principal Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002                               IV

32.2     Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.                              V