Form 10-Q/A
period 2003-06-30
MERIT SECURITIES CORP
filed 2004-05-18
CIK 929426

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

     Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003: None As of July 31, 2003, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

     The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q/A with the reduced disclosure format.

================================================================================

                          MERIT SECURITIES CORPORATION
                                   FORM 10-Q/A

                                      INDEX


     This amendment on Form 10-Q/A reflects restatement of the Company's financial statements as discussed in Note 7 to the condensed consolidated financial statements.

     All of the information in this Form 10-Q/A is as of August 14, 2003, the filing date of the original Form 10-Q, and has not been updated for events subsequent to that date other than for the matter discussed above.

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at
           June 30, 2003 (as restated) and December 31,
           2002 (unaudited)...................................................1

         Condensed Consolidated Statements of Operations and
           Comprehensive (Loss) Income for the three months
           and six months ended June 30, 2003 (as restated)
           and 2002 (unaudited)...............................................2

         Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 2003 (as
           restated) and 2002 (unaudited).....................................3

         Notes to Unaudited Condensed Consolidated
           Financial Statements...............................................4

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................8

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk.......................................................13

Item 4.  Controls and Procedures.............................................14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................15

Item 5.  Other Information...................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................16

SIGNATURE ...................................................................19

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

MERIT SECURITIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)



                                                                        June 30, 2003           December 31, 2002
                                                                     ---------------------    ---------------------
                                                                        (As restated,
                                                                         see Note 7)
   ASSETS:
       Collateral for collateralized bonds:
         Loans, net                                                      $    888,490             $   1,017,446
          Debt securities, available-for-sale                                 289,724                   323,791
        Other loans                                                             4,920                     6,505
        Asset-backed Securities, held-to-maturity                               1,111                     1,644
         Due from affiliates, net                                              28,495                    11,507
                                                                     ---------------------    ---------------------
                                                                         $  1,212,740             $   1,360,893
                                                                     =====================    =====================

   LIABILITIES AND SHAREHOLDER'S EQUITY

   LIABILITIES:
        Non-recourse debt - collateralized bonds                         $  1,149,207             $   1,299,113

   SHAREHOLDER'S EQUITY:
      Common stock, no par value, 10,000 shares authorized,
        1,000 shares issued and outstanding                                        10                        10
      Additional paid-in capital                                               68,674                    68,674
      Accumulated other comprehensive income (loss)                             2,311                      (134)
      Accumulated deficit                                                      (7,462)                   (6,770)
                                                                     ---------------------    ---------------------
                                                                               63,533                    61,780
                                                                     ---------------------    ---------------------
                                                                         $  1,212,740             $   1,360,893
                                                                     =====================    =====================

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(amounts in thousands)




                                                    -----------------------------------     -----------------------------------
                                                            Three Months Ended                       Six Months Ended
                                                                 June 30,                                June 30,
                                                    -----------------------------------     -----------------------------------
                                                         2003                2002                2003               2002
                                                    ----------------    ---------------     ---------------    ----------------
                                                     (As restated,                          (As restated,
                                                      see Note 7)                            see Note 7)
Interest income:
   Collateral for collateralized bonds                $     20,335        $     27,936        $     42,525       $     54,750
   Other loans                                                  38                  27                  76                 27
   Asset-backed securities, held-to-maturity                    54                   -                 115                  -
                                                    ----------------    ---------------     ---------------    ----------------
                                                            20,427              27,963              42,716             54,777
                                                    ----------------    ---------------     ---------------    ----------------

Interest and related expense:
   Interest expense on collateralized bonds                 12,814              16,485              26,166             33,354
   Other collateralized bond expense                           553                 559                 787                994
                                                    ----------------    ---------------     ---------------    ----------------
                                                            13,367              17,044              26,953             34,348
                                                    ----------------    ---------------     ---------------    ----------------

Net interest margin before provision for loan
   losses                                                    7,060              10,919              15,763             20,429
Provision for loan losses                                  (10,030)             (5,279)            (15,033)           (11,156)
                                                    ----------------    ---------------     ---------------    ----------------
Net interest margin                                         (2,970)              5,640                 730              9,273

Impairment charges                                             (40)             (4,442)             (1,421)            (6,403)
Loss on extinguishment of debt                                   -                (544)                  -               (544)
                                                    ----------------    ---------------     ---------------    ----------------
Net (loss) income                                           (3,010)                654                (691)             2,326
Change in net unrealized gain (loss) during
   period on:
Investments classified as available-for-sale                 1,847              (5,578)              2,445             (2,499)
                                                    ----------------    ---------------     ---------------    ----------------
Comprehensive (loss) income                           $     (1,163)       $     (4,924)       $      1,754       $       (173)
                                                    ================    ===============     ===============    ================

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

                                                                   ----------------------     ----------------------
                                                                      Three Months Ended          Six Months Ended
                                                                           June 30,                   June 30,
                                                                   ----------------------     ----------------------
                                                                           2003                       2002
                                                                   ----------------------     ----------------------
                                                                       (As restated,
                                                                        see Note 7)
Operating activities:
    Net (loss) income                                                  $       (691)               $    2,326
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Impairment charges                                                      1,421                     6,403
      Provision for loan losses                                              15,033                    11,156
      Amortization, net                                                       2,549                     4,692
      Other                                                                   1,030                    (1,692)
                                                                   ----------------------     ----------------------
        Net cash provided by operating activities                            19,342                    22,885
                                                                   ----------------------     ----------------------

Investing activities:
      Principal payments on collateral                                      149,684                    242,160
      Purchase of loans                                                           -                   (158,933)
      Proceeds from sale of collateralized bonds                                  -                    605,272
                                                                   ----------------------     ----------------------
                                                                   ----------------------     ----------------------
        Net cash provided by investing activities                           149,684                    688,499
                                                                   ----------------------     ----------------------

Financing activities:
      Principal payments on collateralized bonds                           (151,727)                  (687,774)
      Payments (to) from affiliates                                         (17,299)                     2,244
      Dividends and capital distributions                                         -                    (25,854)
                                                                 ----------------------     ----------------------
        Net cash used for financing activities                             (169,026)                  (711,384)
                                                                 ----------------------     ----------------------
Net change in cash                                                                -                          -
Cash, beginning of period                                                         -                          -
                                                                 ----------------------     ----------------------

Cash, end of period                                                    $          -               $          -
                                                                 ======================     ======================


Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $     24,835               $     31,926
                                                                 ======================     ======================

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(amounts in thousands)


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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Condensed Consolidated Balance Sheet at June 30, 2003 and December 31, 2002, the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months and six months ended June 30, 2003 and 2002, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002, and the related notes to condensed consolidated financial statements are unaudited. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2002.

     The Company uses estimates in establishing fair value for its financial instruments as discussed in Note 4.

     The Company also has credit risk on certain investments in its portfolio as discussed in Note 5. An allowance for loan losses has been estimated and established for current existing losses based on management's judgment. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of credit losses. Provisions made to increase the allowance related to credit risk are presented as provision for loan losses in the accompanying condensed consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

     Certain reclassifications have been made to the financial statements for 2002 to conform to the presentation for 2003, including the reclassification of the extraordinary gain recorded in the three and six month periods ended June 30, 2002 pursuant to the adoption of SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".


NOTE 2 -- COLLATERAL FOR COLLATERALIZED BONDS

     Collateral for collateralized bonds consists of loans and debt securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential housing and manufactured housing installment loans secured by a Uniform Commercial Code filing. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. The Company's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued are non-recourse to the Company. The collateral for collateralized bonds can be sold by the Company, but only subject to the lien of the collateralized bond indenture.

     The Company has classified all of its debt securities included within collateral for collateralized bonds as available-for-sale. As such, debt securities included within collateral for collateralized bonds at June 30, 2003 and December 31, 2002 are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income (loss). Loans included within collateral for collateralized bonds are reported at amortized cost.

     The following table summarizes the types of collateral for collateralized bonds as of June 30, 2003 and December 31, 2002:


------------------------------------------------------------------------------------------------------------------
                                                    June 30, 2003                       December 31, 2002
------------------------------------------------------------------------------------------------------------------
   Loans, at amortized cost                         $    914,528                           $  1,038,146
   Allowance for loan losses                             (26,038)                               (20,700)
------------------------------------------------------------------------------------------------------------------
                                                         888,490                              1,017,446
   Debt Securities, at fair value                        289,724                                323,791
------------------------------------------------------------------------------------------------------------------
                                                    $  1,178,214                           $  1,341,237
------------------------------------------------------------------------------------------------------------------


     The following table summarizes the amortized cost basis, gross unrealized gains and losses, and estimated fair value of debt securities pledged as collateral for collateralized bonds as of June 30, 2003 and December 31, 2002:

------------------------------------------------------------------------------------------------------------------
                                                    June 30, 2003                       December 31, 2002
------------------------------------------------------------------------------------------------------------------
   Debt securities, at amortized cost               $    287,293                           $    323,728
   Gross unrealized gains                                  2,431                                     63
------------------------------------------------------------------------------------------------------------------
   Estimated fair value                             $    289,724                           $    323,791
---------------------------------------------------------------------------- -------------------------------------


NOTE 3 -- DUE FROM AFFILIATES, NET

     Due from affiliates, net, include amounts loaned by the Company to its parent, or to affiliates of its parent. Interest is charged on amounts due to or from affiliates at the Federal Funds rate plus 100 basis points. These inter-company loans are subject to a maximum outstanding of $50,000. Interest income was $63 and $67 for the three and six-months ended June 30, 2003, respectively on amounts due from affiliates. Interest income was $4 and $4 for the three and six-months ended June 30, 2002, respectively on amounts due from affiliates.


NOTE 4 -- FAIR VALUE

     Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments using prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those the Company believes would be used by third parties. Such discount rate used in the determination of fair value of securities pledged as collateral for collateralized bonds was 16% at June 30, 2003 and December 31, 2002. Prepayment rate assumptions at June 30, 2003, and December 31, 2002, were generally at a "constant prepayment rate," or CPR ranging from 35%-40% in 2003 and 30%-45% in 2002, for collateral for collateralized bonds consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 8% for 2003 and 11% for 2002 for collateral for collateralized bonds consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary depending on the collateral pledged.

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


NOTE 5 -- ALLOWANCE FOR LOAN LOSSES

     The following table summarizes the activity for the allowance for loan losses on loans within collateral for collateralized bonds for the six months ended June 30, 2003 and June 30, 2002:


-------------------------------------------------------------------------------------------------------------------
                                                             2003                                 2002
-------------------------------------------------------------------------------------------------------------------
   Beginning balance                                     $  20,700                            $  15,364
   Provision for loan losses                                15,033                               11,156
   Credit losses, net of recoveries                         (9,695)                             (11,139)
------------------------------------------------------------------------------ ------------------------------------
   Ending balance                                        $  26,038                            $  15,381
-------------------------------------------------------------------------------------------------------------------


     The Company has limited exposure to credit risk retained on loans, which it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "over-collateralization"), excluding price premiums and discounts and hedge gains and losses. The allowance for loan losses is included in collateral for collateralized bonds in the accompanying condensed consolidated balance sheets.

     The Company continues to experience unfavorable results in its manufactured housing loan portfolio in terms of elevated delinquencies and loss severity. For the six months ended June 30, 2003, the Company recorded $15,033 of provision for loan losses. Included in this amount is $6,120 in provision for loan losses recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not provided for these loans. Continued worsening trends in both the industry as a whole and the Company's portfolio of manufactured housing loans prompted the Company to prepare analysis on these pools of loans. The Company has not originated any new manufactured housing loans since 1999, and has empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for the amount as a change in accounting estimate and accordingly recorded the amount as additional provision for loan losses.

     Within each collateralized bond series, a group of loans are held within the securitization structure as a credit reserve to provide additional cash flow to cover losses. Once the cumulative level of losses surpasses the cash flow available from the credit reserve and losses have depleted the over-collateralization, future losses are passed to the holders of the lowest classes of bonds within the structure. On one of the securitization structures of the Company, total cumulative losses have surpassed the cash flow available from the credit reserve and have completely depleted the over-collateralization. The reserves for loan losses on this securitization decreased as these losses began to be borne by the subordinated bondholders.

     The allowance for loan losses on the over-collateralization totaled $26,038 and $20,700 at June 30, 2003 and December 31, 2002 respectively, and are included in collateral for collateralized bonds in the accompanying condensed consolidated balance sheets. Over-collateralization at June 30, 2003 and December 31, 2002 totaled $48,505 and $54,915 respectively.


NOTE 6 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2003. This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 128, "Earnings per Share", to establish standards outlining how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability (or, in some circumstances, as an asset). The Company is reviewing the implications of SFAS No. 150 but does not believe that its adoption will have a significant impact on its financial position, results of operations, or cash flows.

     In January  2003,  the FASB issued FIN No. 46,  "Consolidation  of Variable
Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special purpose entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on the Company's results of operations, cash flows or financial position.


NOTE 7 -- RESTATEMENT OF FINANCIAL STATEMENTS

     The Company has determined that it recorded allowance for loan losses during 2003 in excess of its actual exposure to credit losses for the excess of collateral for collateralized bonds pledged over the collateralized bonds issued on one securitization transaction. Accordingly, the Company's exposure to credit losses was limited under the securitization structure, and such credit loss exposure had been fully depleted or reserved during the first quarter of 2003. Under the securitization structure, with limited exception, future credit losses are to be borne by the holders of the subordinated bond classes. The Company continued to record provisions for loan losses in its financial statements during the second quarter 2003. At the quarter ended June 30, 2003, the allowance for loan losses exceeded the net investment in collateral for collateralized bonds for this particular securitization transaction. As a result, the Company has restated its financial statements for the three and six-month period ended June 30, 2003 for the excess allowance for the loan losses.

The following tables summarize the significant effects of such restatement:

Condensed Consolidated Balance Sheets Data

-----------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                              June 30, 2003                June 30, 2003
---------------------------------------------------------------------------------------   -----------------------
                                                                    (As Previously
                                                                       Reported)                 (As Restated)
-----------------------------------------------------------------------------------------------------------------
Collateral for collateralized bonds - loans                         $     881,228               $     888,490
Total assets                                                            1,205,478                   1,212,740
Accumulated deficit                                                       (14,724)                     (7,462)
Total shareholder's equity                                                 56,271                      63,533
Total liabilities and shareholder's equity                              1,205,478                   1,212,740
-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
(amounts in thousands)                 Three Months Ended June 30, 2003           Six Months Ended June 30, 2003
                                     -------------------------------------  -------------------------------------
                                          (As                                       (As
                                       Previously         (As Restated)          Previously         (As Restated)
                                       Reported)                                 Reported)
-----------------------------------------------------------------------------------------------------------------
Provision for loan losses             $  (17,292)          $  (10,030)          $  (22,295)          $  (15,033)
Net interest margin                      (10,232)              (2,970)              (6,532)                 730
Net loss                                 (10,272)              (3,010)              (7,953)                (691)
Comprehensive (loss) income               (8,425)              (1,163)              (5,508)                1,754
-----------------------------------------------------------------------------------------------------------------


Item 2. - Management's Discussion and Analysis of Financial Condition
            and Results of Operations

     As discussed in Note 7, the Company has restated its financial statements for the three and six month period ended June 30, 2003. The Management Discussion and Analysis gives effect to this restatement.

     The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds"). Generally, the Bonds issued are, or have been, be secured primarily by: (i) mortgage loans secured by first or second liens on residential property, (ii) Federal National Mortgage Association Mortgage-Backed Certificates, (iii) Federal Home Loan
Mortgage Corporation Mortgage-Backed Certificates, (iv) Government National Mortgage Association Mortgage-Backed Certificates, (v) other mortgage pass-through certificates or mortgage-collateralized obligations. In the future, the Company may also securitize other types of loans.

     After payment of the expenses of an offering and certain administrative expenses, the net proceeds from an offering of Bonds are used to purchase Collateral from Issuer Holding Corp. ("IHC") or various third parties. IHC can be expected to use the proceeds to reduce indebtedness incurred to obtain such loans or to acquire additional Collateral. After the issuance of a series of Bonds, the Company may sell the Collateral securing that series of Bonds, subject to the lien of the Bonds.

                                                          FINANCIAL CONDITION

-------------------------------------------------------------------------------------------------------------------
                                                                      June 30,                  December 31,
(amounts in thousands except series outstanding)                        2003                        2002
-------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds                                 $   1,178,214               $   1,341,237
Other loans                                                                 4,920                       6,505
Asset-backed securities, held-to-maturity                                   1,111                       1,644
Non-recourse debt collateralized bonds                                  1,149,207                   1,299,113
Shareholder's equity                                                       63,533                      61,780

Collateralized bond series outstanding                                          4                           4
------------------------------------------------------------------------------------------------------------------


Collateral for Collateralized Bonds
-----------------------------------

     As of both June 30, 2003 and December 31, 2002, the Company had 4 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.2 billion at June 30, 2003 compared to $1.3 billion at December 31, 2002. This decrease of $163.0 million is primarily the result of $149.7 million in paydowns on the collateral, $15.0 million of additions to allowance for loan losses, and $0.6 million of net premium amortization.


Other Loans
-----------

     Other loans decreased to $4.9 million at June 30, 2003 from $6.5 million at December 31, 2002. Other loans is composed of single family loans not included in the securitization completed in April 2002 and retained by the Company as individual loans. This decrease resulted from pay-downs on the loans of $1.6 million.


Asset-backed Securities
-----------------------

     Asset-backed securities decreased to $1.1 million at June 30, 2003, compared to $1.6 million at December 31, 2002, as a result of principal payments of $0.7 million during the year partially offset by $0.2 million in discount amortization and accrued interest.


Non-recourse Debt - Collateralized Bonds
----------------------------------------

     Collateralized bonds decreased to $1.1 billion at June 30, 2003 from $1.3 billion at December 31, 2002. This decrease of $149.9 million is the result of $151.7 million in paydowns and a $0.2 million decrease in accrued interest payable offset by $2.0 million of amortization of premium and discounts during the six months ended June 30, 2003. Included in the $151.7 million paydowns, for certain securitizations, was surplus cash in the amount of $3.3 million that was retained within the security structure and used to repay bonds outstanding, instead of being released to the Company, as provided for in the securitization indenture.


Shareholder's Equity
--------------------

     Shareholder's equity increased to $63.6 million at June 30, 2003 from $61.8 million at December 31, 2002. This increase was primarily the result a decrease of $2.5 million in net unrealized loss on investments available-for-sale offset by a net loss of $0.7 million.

                                                         RESULTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                           Three Months Ended                    Six Months Ended
                                                      June 30,                             June 30,
                                          ----------------------------------  ------------------------------------
                                               2003              2002               2003               2002
----------------------------------------------------------------------------  ------------------------------------

Interest income - collateral for            $   20,335        $   27,936        $   42,525         $   54,750
    collateralized bonds
Interest expense - collateralized bonds         12,814            16,485            26,166             33,354
Provision for loan losses                       10,030             5,279            15,033             11,156
Net interest margin                             (2,970)            5,640               730              9,273
Impairment charges                                 (40)           (4,442)           (1,421)            (6,403)
Net (loss) income                               (3,010)              654              (691)             2,326
------------------------------------------------------------------------------------------------------------------


     Interest income on the collateral for collateralized bonds decreased to $20.3 million from $27.9 million for the three-month period ended June 30, 2003 and 2002, respectively. Interest income on the collateral for collateralized bonds decreased to $42.5 million for the six months ended June 30, 2003 from $54.8 million for the same period in 2002. This decrease was primarily a result of the continued impact of prepayments on interest income, as average collateral for collateralized bonds declined from $1.5 billion to $1.3 billion for the six-month period ended June 30, 2002 and 2003 respectively and $1.6 billion to $1.2 billion for the three-month period ending June 30, 2002 and 2003, respectively, coupled with the overall decline in interest rates during 2003.

     Interest expense on collateralized bonds decreased to $12.8 million from $16.5 million for the three-month period ended June 30, 2003 and 2002, respectively. Interest expense on collateralized bonds decreased to $26.2 million for the six months ended June 30, 2003 from $33.4 million for the six months ended June 30, 2002. This decrease resulted from the decline in collateralized bonds due to prepayments and paydowns on the related assets and normal scheduled bond paydowns, as well as a decrease in one-month London InterBank Offered Rate ("LIBOR") during three and six month periods ended June 30, 2003 and 2002. The one-month LIBOR rate at June 30, 2003 was 1.12% as compared to 1.84% at June 30, 2002.

     Provision for loan losses increased to $10.0 million from $5.3 million for the three-month period ended June 30, 2003 and 2002, respectively. Provision for loan losses increased to $15.0 million for the six-month period ended June 30, 2003 from $11.2 million for the same period in 2002. Included in provision for loan losses is $6.1 million recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not provided for these loans. Continued worsening trends in both the industry as a whole and the Company's portfolio of manufactured housing loans prompted the Company to prepare analysis on these pools of loans. The Company has not originated any new manufactured housing loans since 1999, and has empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for the amount as a change in accounting estimate and accordingly recorded the amount as additional provision for loan losses.

     Within each collateralized bond series, a group of loans are held within the securitization structure as additional support for potential credit losses and to provide additional cash flow to cover such credit losses. Once the cumulative level of losses surpassed the cash flow available from the credit reserve and losses have depleted the over-collateralization, future losses are passed to the holders of the lowest classes of bonds within the structure. On one of the securitization structures of the Company, total cumulative losses have surpassed the level of the cash flow available from the credit reserve and have completely depleted the over-collateralization. As the over-collateralization has been depleted, the Company's provision for loan losses correspondingly declined.

     Net interest margin decreased to $(3.0) million from $5.6 million for the three-month periods ended June 30, 2003 and 2002, respectively. Net interest margin decreased to $0.7 million from $9.3 million for the six-month periods ended June 30, 2003 and 2002, respectively. These decreases were primarily a result of an increase in provision for loan losses, as discussed above, and a decline in interest earning assets partially offset by reduced borrowing costs on collateralized bonds outstanding during these periods.

     Impairment charges decreased to $0.04 million from $4.4 million for the three-month periods ended June 30, 2003 and 2002, respectively. Impairment charges decreased to $1.4 million from $6.4 million for the six-month periods ended June 30, 2003 and 2002, respectively. These decreases are primarily a result of a decrease in realized losses on the debt securities portion of collateral for collateralized bonds and an other-than-temporary impairment in
2002 on a group of loans retained by the Company during the SASCO 9 securitization in 2002.

     Net income decreased to a net loss of $3.0 million from net income of $0.6 million for the three-month periods ended June 30, 2003 and 2002, respectively. This decrease is primarily a result of a net increase of $4.7 million in provision for loan losses and a $7.6 million decrease in interest income partially offset by a decrease of $3.7 million in interest expense and a decrease of $4.4 million in impairment charges during the respective periods. Net income decreased to a $0.7 million net loss from net income of $2.3 million for the six-month periods ended June 30, 2003 and 2002, respectively. This decrease is primarily a result of a net increase of $3.8 million in provision for loan losses and a $12.2 million decrease in interest income on collateral for collateralized bonds partially offset by a decrease of $7.2 million in interest expense on collateralized bonds and a $5.0 million decrease in impairment charges during the respective periods, as discussed above.


Credit Exposures
----------------

     With collateralized bond structures, the Company retains credit risk relative to the amount of over-collateralization required in conjunction with the bond issuance. Losses are generally first applied to the over-collateralized amount, or, in some instances, surplus cash and then the over-collateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At June 30, 2003, the Company retained $48.5 million in aggregate principal amount of over-collateralization compared to $54.9 million at December 31, 2002. The Company had reserves, or otherwise had provided coverage on $26.0 million at June 30, 2003. During the first six months of 2003, the Company provided for additional reserves of $15.0 million and incurred credit losses of $9.7 million.

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


Recent Accounting Pronouncements
--------------------------------

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003; and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 128, "Earnings per Share," to establish standards outlining how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability (or, in some circumstances, as an asset). The Company is reviewing the implications of SFAS No. 150 but does not believe that its adoption will have a significant impact on its financial position, results of operations, or cash flows.

     In January  2003,  the FASB issued FIN No. 46,  "Consolidation  of Variable
Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on the Company's results of operations, cash flows or financial position.


Other Matters
-------------

     At June 30, 2003, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.


Critical Accounting Policies
----------------------------

     The discussion and analysis of the Company's financial condition and results of operations are based in large part upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

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

     Impairments. The Company evaluates the debt and asset-backed securities in its investment portfolio for other-than-temporary impairments. A security is generally defined to be other-than-temporarily impaired if, for a period of a maximum of three consecutive quarters, the carrying value of such security exceeds its estimated fair value and the Company estimates, based on projected future cash flows or other fair value determinants, that the fair value is not likely to exceed the carrying value in the foreseeable future. If an other-than-temporary impairment is deemed to exist, the Company records an impairment charge to adjust the carrying value of the security down to its estimated fair value. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

     Fair Value. Securities classified as available-for-sale are carried in the accompanying condensed consolidated financial statements at estimated fair value. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments using prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those believed would be used by third parties. Such discount rate used in the determination of fair value of securities pledged as collateral for collateralized bonds was 16% at June 30, 2003 and December 31, 2002. Prepayment rate assumptions at June 30, 2003 and December 31, 2002 were generally at a "constant prepayment rate," or CPR, ranging from 35%-40% in 2003 and 30%-45% in 2002, for collateral for collateralized bonds consisting of securities backed by single-family mortgage loans, and a CPR equivalent ranging from 8% for 2003 and 11% for 2002 for collateral for collateralized bonds consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary depending on the collateral pledged.

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

---------------------------------------------------------------
            Basis Point               % Change in Net
        Increase (Decrease)           Interest Margin
         in Interest Rates            From Base Case
                +200                      (11.7)%
                +100                      (6.6)%
                Base                         -
                -100                       8.6%
                -200                       10.6%
---------------------------------------------------------------

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


Item 4.  Controls and Procedures

         (a)  Evaluation of disclosure controls and procedures.
              -------------------------------------------------

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

              As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective, except as described below.

              The Company identified an internal control deficiency related to the recording of allowance for loan losses in excess of loss obligations. Management believes that it has performed the appropriate procedures to ensure that the information included herein for the quarter ended June 30, 2003 is materially accurate in all reasonable aspects. This internal control deficiency did not impact the consolidated financial statements of the Company's parent.

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

         (b)  Changes in internal controls.
              -----------------------------

              The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company's last fiscal quarter that materially effected, or is reasonably likely to materially affect internal control over financial reporting.


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

             10.1 Standard Provisions to Servicing Agreement (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

             10.2 Form of Servicing Agreement (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement
                   No. 33-83524 on Form S-3 filed August 31, 1994).

             10.3 Standard Terms to Master Servicing Agreement (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

             10.4 Form of Master Servicing Agreement (Incorporated herein by reference to the Exhibits to Registrant's Registration
                    Statement No. 33-83524 on Form S-3 filed August 31, 1994).

             31.1  Certification of Principal Executive Officer pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

             31.2  Certification of Principal Financial Officer pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1  Certification of Principal Executive Officer pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2  Certification of Chief Financial Officer pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

             99.1 Form of Prospectus Supplement of Bonds secured by adjustable-rate mortgage loans (Incorporated herein by reference to Exhibits to Registrant's Pre-Effective Amendment No. 4 to Registration Statement No. 33-83524 on Form S-3 filed December 5, 1994).

             99.2 Form of Financial Guaranty Assurance Policy (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed
                   August 31, 1994).

             99.3 Form of GEMICO Mortgage Pool Insurance Policy (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

             99.4 Form of PMI Mortgage Insurance Co. Pool Insurance Policy (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-83524 on Form S-3 filed August 31, 1994).

             99.5 Form of Prospectus Supplement of Bonds secured by fixed-rate mortgage loans (Incorporated herein by reference to Exhibits to Registrant's Pre-Effective Amendment No. 4 to Registration Statement No. 33-83524 on Form S-3 filed December 5, 1994).

             99.6 Copy of the Saxon Mortgage Funding Corporation Servicing Guide for Credit Sensitive Loans, February 1, 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed
                   March 8, 1995).

             99.7 Copy of the Standard Terms to Master Servicing Agreement, June 1, 1995 Edition (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 10, 1995).

         (b)  Reports on Form 8-K

              None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MERIT SECURITIES CORPORATION




Dated:  May 18, 2004                     By:  /s/ Stephen J. Benedetti
                                              ----------------------------------
                                              Stephen J. Benedetti
                                              President


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                           Capacity                           Date
             ---------                           --------                           ----


/s/ Stephen J. Benedetti           Principal Executive Officer/Director         May 18, 2004
-------------------------------
Stephen J. Benedetti


/s/ Kevin J. Sciuk                 Principal Financial Officer/Controller       May 18, 2004
-------------------------------
Kevin J. Sciuk


/s/ J. Thomas O'Brien, Jr.                       Director                       May 18, 2004
-------------------------------
J. Thomas O'Brien, Jr.


/s/ Christopher T. Bennett                       Director                       May 18, 2004
-------------------------------
Christopher T. Bennett

                                  EXHIBIT INDEX
                                  -------------

                                                                    Sequentially
Exhibit                                                            Numbered Page


31.1  Certification of Principal Executive Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.                  I

31.2  Certification of Principal Financial Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.                 II

32.1  Certification of Principal Executive Officer pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002                 III

32.2  Certification of Chief Financial Officer pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.                 IV

                                                                    Exhibit 31.1


                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Merit Securities Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control of financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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




Dated:  May 18, 2004                  By:      /s/ Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti
                                             Principal Executive Officer

                                                                    Exhibit 31.2



                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Sciuk, certify that:

     1) I have reviewed this quarterly report on Form 10-Q/A of Merit Securities Corporation;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control of financial reporting; and

     5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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




Dated:  May 18, 2004                  By:  /s/ Kevin J. Sciuk
                                           -------------------------------------
                                           Kevin J. Sciuk
                                           Principal Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Merit Securities Corporation (the "Company") on Form 10-Q/A for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  May 18, 2004                  By:  /s/ Stephen J. Benedetti
                                           -------------------------------------
                                           Stephen J. Benedetti
                                           Principal Executive Officer

                                                                   Exhibit  32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Merit Securities Corporation (the "Company") on Form 10-Q/A for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Sciuk, the Principal Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:  May 18, 2004                  By:      /s/ Kevin J. Sciuk
                                           -------------------------------------
                                           Kevin J. Sciuk
                                           Principal Financial Officer