Form 10-Q/A
period 2003-09-30
MERIT SECURITIES CORP
filed 2004-05-19
CIK 929426

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

Aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2003: None. As of October 31, 2003, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this Form
10-Q/A with the reduced disclosure format.


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

     All of the information in this Form 10-Q/A is as of November 13, 2003, the filing date of the original Form 10-Q, and has not been updated for events subsequent to that date other than for the matter discussed above.


                                                                            Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
              Condensed Consolidated Balance Sheets at
              September 30, 2003 (as restated)
              and December 31, 2002 (unaudited)...............................1

              Condensed Consolidated Statements of Operations
              and Comprehensive Income for the three months and
              nine months ended September 30, 2003 (as restated)
              and 2002 (unaudited) ...........................................2

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2003
              (as restated) and 2002 (unaudited)..............................3

            Notes to Unaudited Condensed Consolidated
            Financial Statements..............................................4

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................7

Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk..............................................10

Item 4.     Controls and Procedures..........................................11


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings................................................12

Item 5.     Other Information................................................12

Item 6.     Exhibits and Reports on Form 8-K.................................12

SIGNATURES...................................................................15

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MERIT SECURITIES CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands except share data)

                                                                      ----------------------------------------------
                                                                         September 30,              December 31,
                                                                              2003                      2002
                                                                      ---------------------    ---------------------
                                                                       (As restated, see
                                                                            Note 7)
ASSETS:
     Collateral for collateralized bonds:
       Loans, net                                                         $     836,012            $   1,017,446
       Debt securities, available-for-sale                                      270,287                  323,791
     Other loans                                                                  3,794                    6,505
     Asset-backed Securities, held-to-maturity                                      926                    1,644
     Due from affiliates, net                                                    37,648                   11,507
                                                                      ---------------------    ---------------------
                                                                          $   1,148,667            $   1,360,893
                                                                      =====================    =====================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
     Collateralized bonds                                                 $   1,081,423            $   1,299,113

SHAREHOLDER'S EQUITY:
     Common stock, no par value, 10,000 shares authorized,
       1,000 shares issued and outstanding                                           10                       10
     Additional paid-in capital                                                  68,674                   68,674
     Accumulated other comprehensive income (loss)                                  367                     (134)
     Accumulated deficit                                                         (1,807)                  (6,770)
                                                                      ---------------------    ---------------------
                                                                                 67,244                   61,780
                                                                      ---------------------    ---------------------
                                                                          $   1,148,667            $   1,360,893
                                                                      =====================    =====================

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
  OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)


                                                      ---------------------------------------------------------------------------
                                                              Three Months Ended                      Nine Months Ended
                                                                 September 30,                          September 30,
                                                      ------------------------------------    -----------------------------------
                                                           2003                2002                2003                2002
                                                      ----------------    ----------------    ---------------     ---------------
                                                       (As restated,                          (As restated,
                                                        see Note 7)                            see Note 7)
Interest income:
   Collateral for collateralized bonds                  $     19,176        $     25,727        $     61,701        $     80,478
   Other loans                                                    26                  17                 101                  44
   Asset-backed securities, held-to-maturity                     118                   -                 234                   -
                                                      ----------------    ----------------    ---------------     ---------------
                                                              19,320              25,744              62,036              80,522
                                                      ----------------    ----------------    ---------------     ---------------

Interest and related expense:
   Interest expense on collateralized bonds                   11,945              15,648              38,111              49,002
   Other collateralized bond expense                             230                 502               1,017               1,496
                                                      ----------------    ----------------    ---------------     ---------------
                                                              12,175              16,150              39,128              50,498
                                                      ----------------    ----------------    ---------------     ---------------

Net interest margin before provision for
   loan losses                                                 7,145               9,594              22,908              30,024
Provision for loan losses                                     (1,473)             (5,486)            (16,506)            (16,643)
                                                      ----------------    ----------------    ---------------     ---------------
Net interest margin                                            5,672               4,108               6,402              13,381

Impairment charges                                                 -              (2,429)             (1,454)             (8,832)
Other                                                            (17)                164                  15                (380)
                                                      ----------------    ----------------    ---------------     ---------------
Net income                                                     5,655               1,843               4,963               4,169
Change in net unrealized gain (loss) during
   period on:
Investments classified as available-for-sale                   1,943                (216)               (501)              5,383
                                                      ----------------    ----------------    ---------------     ---------------
Comprehensive income                                    $      7,598        $      1,627        $      4,462        $      9,552
                                                      ================    ================    ===============     ===============

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
  CASH FLOWS (UNAUDITED)
(amounts in thousands)


                                                                   -------------------------------------------------
                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                   -------------------------------------------------
                                                                           2003                       2002
                                                                   ----------------------     ----------------------
                                                                     (As restated, see
                                                                          Note 7)
Operating activities:
    Net  income                                                        $        4,963             $        4,169
    Adjustments to reconcile net  income to net cash
      provided by operating activities:
      Impairment charges                                                        1,454                      8,832
      Provision for loan losses                                                16,506                     16,643
      Amortization, net                                                         3,602                      6,760
      Other                                                                     1,745                     (1,806)
                                                                   ----------------------     ----------------------
        Net cash provided by operating activities                              28,270                     34,598
                                                                   ----------------------     ----------------------

Investing activities:
      Principal payments on collateral                                        218,276                    324,830
      Purchase of loans                                                             -                   (158,933)
      Proceeds from sale of collateralized bonds                                    -                    605,272
                                                                   ----------------------     ----------------------
                                                                   ----------------------     ----------------------
        Net cash provided by investing activities                             218,276                    771,169
                                                                   ----------------------     ----------------------

Financing activities:
      Principal payments on collateralized bonds                             (220,405)                  (775,649)
      Payments to affiliates                                                  (26,141)                    (6,018)
      Capital distributions                                                         -                    (24,100)
                                                                   ----------------------     ----------------------
        Net cash used for financing activities                               (246,546)                  (805,767)
                                                                   ----------------------     ----------------------
Net change in cash                                                                  -                          -
Cash, beginning of period                                                           -                          -
                                                                   ----------------------     ----------------------

Cash, end of period                                                    $            -             $            -
                                                                   ======================     ======================


Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $       36,124             $       46,932
                                                                   ======================     ======================

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(amounts in thousands)


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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Condensed Consolidated Balance Sheet at September 30, 2003 and December 31, 2002, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2003 and 2002, the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, and the related notes to condensed consolidated financial statements are unaudited. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2002.

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

     Certain reclassifications have been made to the financial statements for 2002 to conform to the presentation for 2003, including the reclassification of the extraordinary gain recorded in the three and nine month periods ended September 30, 2002 pursuant to the adoption of SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".


NOTE 2 -- COLLATERAL FOR COLLATERALIZED BONDS

     Collateral for collateralized bonds consists of loans and debt securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential housing and manufactured housing installment loans secured by a Unified Commercial Code filing. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. The Company's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued are non-recourse to the Company. The collateral for collateralized bonds can be sold by the Company, but only subject to the lien of the collateralized bond indenture.

     The Company has classified all of its debt securities included within collateral for collateralized bonds as available-for-sale. As such, debt securities included within collateral for collateralized bonds at September 30, 2003 and December 31, 2002 are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income. Loans included within collateral for collateralized bonds are reported at amortized cost.

     The following table summarizes the types of collateral for collateralized bonds as of September 30, 2003 and December 31, 2002:

--------------------------------------------------------------------------------------------------------------------
                                                 September 30, 2003                     December 31, 2002
--------------------------------------------------------------------------------------------------------------------
   Loans, at amortized cost                        $       858,974                        $      1,038,146
   Allowance for loan losses                               (22,962)                                (20,700)
--------------------------------------------------------------------------------------------------------------------
                                                           836,012                               1,017,446
   Debt Securities, at fair value                          270,287                                 323,791
--------------------------------------------------------------------------------------------------------------------
                                                   $     1,106,299                        $      1,341,237
--------------------------------------------------------------------------------------------------------------------

     The following table summarizes the amortized cost basis, gross unrealized gains and losses, and estimated fair value of debt securities pledged as collateral for collateralized bonds as of September 30, 2003 and December 31, 2002:

------------------------------------------------------------------------------------------------------------------
                                                 September 30, 2003                     December 31, 2002
------------------------------------------------------------------------------------------------------------------
   Debt securities, at amortized cost              $       269,822                        $       323,728
   Gross unrealized gains                                      465                                     63
------------------------------------------------------------------------------------------------------------------
   Estimated fair value                            $       270,287                        $       323,791
------------------------------------------------------------------------------------------------------------------


NOTE 3 -- DUE FROM AFFILIATES, NET

     Due from affiliates, net, include amounts loaned by the Company to its parent, or to affiliates of its parent. Interest is charged on amounts due to or from affiliates at the Federal Funds rate plus 100 basis points. These inter-company loans are subject to a maximum outstanding of $50,000. Interest income was $162 and $233 for the three and nine-months ended September 30, 2003, respectively, on amounts due from affiliates. Interest expense was $1 and interest income was $3 for the three and nine months ended September 30, 2002, respectively, on amounts due from affiliates.


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


NOTE 5 -- ALLOWANCE FOR LOAN LOSSES

     The following table summarizes the activity for the allowance for loan losses on loans within collateral for collateralized bonds for the nine months ended September 30, 2003 and September 30, 2002:

-------------------------------------------------------------------------------------------------------------------
                                                           2003                                 2002
-------------------------------------------------------------------------------------------------------------------
   Beginning balance                                     $  20,700                            $  15,364
   Provision for loan losses                                16,506                               16,643
   Credit losses, net of recoveries                        (14,244)                             (17,080)
-------------------------------------------------------------------------------------------------------------------
   Ending balance                                        $  22,962                            $  14,927
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

     The Company continues to experience unfavorable results in its manufactured housing loan portfolio in terms of elevated delinquencies and loss severity. For the nine months ended September 30, 2003, the Company recorded $16,506 as a provision for loan losses. Included in this amount is $6,120 in provision for loan losses recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not provided for these loans. Continued worsening trends in both the industry as a whole and the Company's portfolio of manufactured housing loans prompted the Company to prepare analysis on these pools of loans. The Company has not originated any new manufactured housing loans since 1999, and has empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for this provision as a change in accounting estimate and, accordingly, recorded the amount as additional provision for loan losses.

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

     The allowance for loan losses on the over-collateralization totaled $22,962 and $20,700 at September 30, 2003 and December 31, 2002 respectively, and are included in collateral for collateralized bonds in the accompanying condensed consolidated balance sheets. Over-collateralization at September 30, 2003 and December 31, 2002 totaled $44,747 and $54,915 respectively.


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003; and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 128, "Earnings per Share," to establish standards outlining how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability (or, in some circumstances, as an asset). The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations, cash flows or financial position.

     In January  2003,  the FASB issued FIN No. 46,  "Consolidation  of Variable
Interest Entities - an interpretation of ARB No. 51", which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on the Company's results of operations, cash flows or financial position.


NOTE 7 -- RESTATEMENT OF FINANCIAL STATEMENTS

     The Company has determined that it recorded allowance for loan losses during 2003 in excess of its actual exposure to credit losses for the excess of collateral for collateralized bonds pledged over collateralized bonds issued on one securitization transaction. Accordingly, the Company's exposure to credit losses was limited under the securitization structure, and such credit loss exposure had been fully depleted or reserved during the second quarter of 2003. Under the securitization structure, with limited exception, future credit losses are to be borne by the holders of the subordinated bond classes. The Company continued to record provisions for loan losses in its financial statements during the third quarter of 2003. At the quarter ended September 30, 2003, the allowance for loan losses exceeded the net investment collateral for collateralized bonds for this particular securitization transaction. As a result, the Company has restated its financial statements for the three and nine-month periods ended September 30, 2003 for the excess allowance for the loan losses.

     The following tables summarize the significant effects of such restatement:

                   Condensed Consolidated Balance Sheets Data
                   ------------------------------------------

-----------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                              (As Previously
                                                                      Reported)                  (As Restated)
-----------------------------------------------------------------------------------------------------------------
                                                                  September 30, 2003          September 30, 2003
                                                                -----------------------     ---------------------
Collateral for collateralized bonds - loans                         $     825,220               $     836,012
Total assets                                                            1,137,875                   1,148,667
Accumulated deficit                                                       (12,599)                     (1,807)
Total shareholder's equity                                                 56,452                      67,244
Total liabilities and shareholder's equity                              1,137,875                   1,148,667
------------------------------------------------------------------------------------------------------------------

              Condensed Consolidated Statements of Operations Data
              ----------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
(amounts in thousands)                        Three Months Ended                        Nine Months Ended
                                              September 30, 2003                        September 30, 2003
                                     -------------------------------------     ----------------------------------
                                          (As                                       (As
                                       Previously                                Previously
                                       Reported)          (As Restated)          Reported)          (As Restated)
-----------------------------------------------------------------------------------------------------------------
Provision for loan losses              $   (5,003)          $   (1,473)          $  (27,298)          $  (16,506)
Net interest margin                         2,142                5,672               (4,390)               6,402
Net income (loss)                           2,125                5,655               (5,829)               4,963
Comprehensive income (loss)            $    4,068           $    7,598           $   (6,330)          $    4,462
-----------------------------------------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As discussed in Note 7, the Company has restated its financial statements for the three and nine month period ended September 30, 2003. The Management Discussion and Analysis gives effect to this restatement

     The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds"). Generally. the Bonds issued are, or have been, secured primarily by: (i) mortgage loans secured by first or second liens on residential property, (ii) Federal National Mortgage Association Mortgage-Backed Certificates, (iii) Federal Home Loan Mortgage
Corporation  Mortgage-Backed  Certificates,  (iv) Government  National  Mortgage
Association Mortgage-Backed Certificates, (v) other mortgage pass-through certificates or mortgage-collateralized obligations. In the future, the Company may also securitize other types of loans.

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

                               FINANCIAL CONDITION

-------------------------------------------------------------------------------------------------------------------
                                                                   September 30,                December 31,
(amounts in thousands except series outstanding)                        2003                        2002
-------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds                                 $   1,106,299               $   1,341,237
Other loans                                                                 3,794                       6,505
Asset-backed securities, held-to-maturity                                     926                       1,644
Collateralized bonds                                                    1,081,423                   1,299,113
Shareholder's equity                                                       67,244                      61,780

Collateralized bond series outstanding                                          4                           4
-------------------------------------------------------------------------------------------------------------------

Collateral for Collateralized Bonds
-----------------------------------

     As of both September 30, 2003 and December 31, 2002, the Company had 4 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.1 billion at September 30, 2003 compared to $1.3 billion at December 31, 2002. This decrease of $234.9 million is primarily the result of $218.3 million in paydowns on the collateral, $16.5 million of additions to allowance for loan losses, $1.5 million in loss on impairment, $1.9 million decrease in accrued interest receivable, and $0.6 million of net premium amortization offset by a $0.4 million decrease in unrealized loss on collateral for collateralized bonds.

Other Loans
-----------

     Other loans decreased to $3.8 million at September 30, 2003 from $6.5 million at December 31, 2002. Other loans are composed of single family loans not included in the securitization completed in April 2002 and retained by the Company as individual loans. This decrease resulted from pay-downs on the loans of $2.7 million.

Asset-backed Securities
-----------------------

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

Shareholder's Equity
--------------------

     Shareholder's equity increased to $67.2 million at September 30, 2003 from $61.8 million at December 31, 2002. This increase was primarily the result of net income of $4.9 million and a decrease of $0.5 million in net unrealized loss on investments available-for-sale.

                              RESULTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                    Nine Months Ended
                                                    September 30,                        September 30,
                                          ----------------------------------  ------------------------------------
(amounts in thousands)                         2003              2002               2003               2002
----------------------------------------------------------------------------  ------------------------------------
Interest income - collateral for            $   19,176        $   25,727        $   61,701         $   80,478
  collateralized bonds
Interest expense - collateralized bonds         11,945            15,648            38,111             49,002
Provision for loan losses                        1,473             5,486            16,506             16,643
Net interest margin                              5,672             4,108             6,402             13,381
Impairment charges                                   -            (2,429)           (1,454)            (8,832)
Net income                                       5,655             1,843             4,963              4,169
------------------------------------------------------------------------------------------------------------------

     Interest income on the collateral for collateralized bonds decreased to $19.2 million from $25.7 million for the three-month period ended September 30, 2003 and 2002, respectively. Interest income on the collateral for collateralized bonds decreased to $61.7 million for the nine months ended September 30, 2003 from $80.5 million for the same period in 2002. This decrease was primarily a result of the continued impact of prepayments on interest income, as average collateral for collateralized bonds declined from $1.5 billion to $1.2 billion for the nine-month period ended September 30, 2002 and 2003, respectively, and $1.6 billion to $1.1 billion for the three-month period ended September 30, 2002 and 2003, respectively, coupled with the overall decline in interest rates during 2003.

     Interest expense on collateralized bonds decreased to $11.9 million from $15.6 million for the three-month period ended September 30, 2003 and 2002, respectively. Interest expense on collateralized bonds decreased to $38.1 million for the nine months ended September 30, 2003 from $49.0 million for the nine months ended September 30, 2002. This decrease resulted from the decline in collateralized bonds due to prepayments and paydowns on the related assets and normal scheduled bond paydowns, as well as a decrease in one-month London
InterBank Offered Rate ("LIBOR") during the three and nine month period ended September 30, 2003 and 2002. The one-month LIBOR rate at September 30, 2003 was 1.12% as compared to 1.81% at September 30, 2002.

     Provision for loan losses decreased to $1.5 million from $5.5 million for the three-month period ended September 30, 2003 and 2002, respectively. Provision for loan losses decreased to $16.5 million for the nine-month period ended September 30, 2003 from $16.6 million for the same period in 2002. Included in provision for loan losses is $6.1 million recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not provided for these loans. Continued worsening trends in both the industry as a whole and the Company's portfolio of manufactured housing loans prompted the Company to prepare analysis on these pools of loans. The
Company has not originated any new manufactured housing loans since 1999, and has empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for this provision as a change in accounting estimate and, accordingly, recorded the amount as additional provision for loan losses.

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

     Net interest margin increased to $5.7 million from $4.1 million for the three-month periods ended September 30, 2003 and 2002, respectively. Net interest margin decreased to $6.4 million from $13.4 million for the nine-month periods ended September 30, 2003 and 2002, respectively. These decreases were primarily a result of an increase in provision for loan losses, as discussed above, and a decline in interest earning assets partially offset by reduced borrowing costs on collateralized bonds outstanding during these periods.

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

     Net income increased to $5.6 million from $1.8 million for the three-month periods ended September 30, 2003 and 2002, respectively. This increase is primarily a result of a net decrease of $4.0 million in provision for loan losses, a decrease of $3.9 million in interest expense, and a decrease of $2.4 million in impairment charges partially offset by a $6.5 million decrease in interest income on collateral for collateralized bonds during the respective periods. Net income increased to $4.9 million from $4.2 million for the nine-month periods ended September 30, 2003 and 2002, respectively. This increase is primarily a result of a net decrease of $0.2 million in provision for loan losses, a decrease of $11.4 million in interest expense on collateralized bonds, a $7.4 million decrease in impairment charges, and a $0.4 million decrease in other expense during the respective periods. These decreases are partially offset by a $18.8 million decrease in interest income on collateral for collateralized bonds.

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

     Fair Value. Securities classified as available-for-sale are carried in the accompanying condensed consolidated financial statements at estimated fair value. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments using prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those believed would be used by third parties. Such discount rate used in the determination of fair value of securities pledged as collateral for collateralized bonds was 16% at June 30, 2003 and December 31, 2002. Prepayment rate assumptions at June 30, 2003 and December 31, 2002 were generally at a "constant prepayment rate," or CPR, ranging from 35%-40% in 2003 and 30%-45% in 2002, for collateral for collateralized bonds consisting of securities backed by single-family mortgage loans, and a CPR equivalent ranging from 10% for 2003 and 11% for 2002 for collateral for collateralized bonds consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary depending on the collateral pledged.

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

Credit Exposures
----------------

     With collateralized bond structures, the Company retains credit risk relative to the amount of over-collateralization required in conjunction with the bond issuance. Losses are generally first applied to the over-collateralized amount, or, in some instances, surplus cash and then the over-collateralized amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At September 30, 2003, the Company retained $44.7 million in aggregate principal amount of over-collateralization compared to $54.9 million at December 31, 2002. The Company had reserves, or otherwise had provided coverage on $23.0 million at September 30, 2003. During the first nine months of 2003, the Company provided for additional reserves of $16.5 million and incurred credit losses of $14.2 million.

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

Recent Accounting Pronouncements
--------------------------------

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2003. This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 128, "Earnings per Share", to establish standards outlining how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability (or, in some circumstances, as an asset). The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations, cash flows or financial position.

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

              The Company identified an internal control deficiency related to the recording of allowance for loan losses in excess of loss obligations. Management believes that it has performed the appropriate procedures to ensure that the information included herein for the quarter ended September 30, 2003 is materially accurate in all reasonable aspects. This internal control deficiency did not impact the consolidated financial statements of the Company's parent.

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

                                      MERIT SECURITIES CORPORATION




Dated:  May 19, 2004                  By:  /s/ Stephen J. Benedetti
                                           -------------------------------------
                                           Stephen J. Benedetti
                                           President


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


             Signature                                        Capacity                       Date
             ---------                                        --------                       ----



/s/ Stephen J. Benedetti                        Principal Executive Officer/Director         May 19, 2004
--------------------------------------------
Stephen J. Benedetti



/s/ Kevin J. Sciuk                              Principal Financial Officer/Controller       May 19, 2004
--------------------------------------------
Kevin J. Sciuk



/s/ J. Thomas O'Brien, Jr.                                    Director                       May 19, 2004
--------------------------------------------
J. Thomas O'Brien, Jr.



/s/ Christopher T. Bennett                                    Director                       May 19, 2004
--------------------------------------------
Christopher T. Bennett

                                  EXHIBIT INDEX

                                                                                Sequentially
Exhibit                                                                         Numbered Page
-------                                                                         -------------


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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

          (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control of financial reporting.

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




Dated:  May 19, 2004                         By:     /s/ Stephen J. Benedetti
                                                  ------------------------------
                                                  Stephen J. Benedetti
                                                  Principal Executive Officer

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

          (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control of financial reporting.

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




Dated:  May 19, 2004                   By:      /s/ Kevin J. Sciuk
                                              ----------------------------------
                                              Kevin J. Sciuk
                                              Principal Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Merit Securities Corporation (the "Company") on Form 10-Q/A for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:  May 19, 2004                       By:     /s/ Stephen J. Benedetti
                                                 -------------------------------
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



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Merit Securities Corporation (the "Company") on Form 10-Q/A for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Sciuk, the Principal Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:  May 19, 2004                      By:      /s/ Kevin J. Sciuk
                                                 -------------------------------
                                                 Kevin J. Sciuk
                                                 Principal Financial Officer