Form 10-Q
period 2004-03-31
MERIT SECURITIES CORP
filed 2004-05-21
CIK 929426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2004

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

As of May 10, 2004, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

================================================================================
                                        i
                          MERIT SECURITIES CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                                     Page Number
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Condensed Consolidated Balance Sheets as of March 31, 2004
                      and December 31, 2003 (unaudited)...................................................1

                      Condensed Consolidated Statements of Operations and Comprehensive (Loss)
                      Income for the three months ended March 31, 2004 and 2003 (unaudited)...............2

                      Condensed Consolidated Statements of Cash Flows for the three months ended
                      March 31, 2004 and 2003 (unaudited).................................................3

                  Notes to Unaudited Condensed Consolidated Financial Statements..........................4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................7

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.............................12

Item 4.           Controls and Procedures................................................................13


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings......................................................................14

Item 5.           Other Information......................................................................14

Item 6.           Exhibits and Reports on Form 8-K.......................................................14

SIGNATURES        .......................................................................................15

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

MERIT SECURITIES CORPORATION
Condensed Consolidated Balance Sheets, Unaudited

(amounts in thousands except share data)


                                              March 31,         December 31,
                                                2004                2003
                                            ----------------  ------------------

ASSETS:
   Securitized finance receivables:
     Loans                                    $    744,191      $       783,881
     Debt securities, available-for-sale           240,413              251,554
   Other loans                                       2,544                2,683
   Asset-backed security, held-to-maturity             724                  801
   Due from affiliates, net                         42,144               45,837
                                            ----------------  ------------------
                                              $  1,030,016      $     1,084,756
                                            ================  ==================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
   Non-recourse securitization financing    $      974,262    $       1,018,899
                                            ----------------  ------------------


SHAREHOLDER'S EQUITY:
   Common stock, no par value, 10,000 shares authorized, 1,000
     shares issued and outstanding                      10                   10
   Additional paid-in capital                       68,674               68,674
   Accumulated other comprehensive income (loss)       167                  (82)
   Accumulated deficit                            (13,097)               (2,745)
                                           ----------------   ------------------
                                                   55,754                65,857
                                           ----------------   ------------------
                                             $  1,030,016       $     1,084,756
                                           ================   ==================

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, Unaudited
(amounts in thousands)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                              --------------------------------
                                                                                  2004              2003
                                                                              -------------     --------------

Interest income:
     Securitized finance receivables                                          $    16,763    $        22,354
     Other loans                                                                       34                 38
     Asset-backed security, held-to-maturity                                           52                 62
                                                                             --------------  ------------------
                                                                                   16,849             22,454
                                                                             --------------  ------------------

Interest and related expense:
     Interest expense on non-recourse securitization financing                     11,716             13,517
     Other non-recourse securitization financing expense                              400                238
                                                                             --------------  ------------------
                                                                                   12,116             13,755
                                                                             --------------  ------------------

Net interest margin before provision for loan losses                                4,733              8,699
Provision for loan losses                                                          (3,625)            (5,003)
                                                                             --------------  ------------------
Net margin                                                                          1,108              3,696
Impairment charges                                                                 (1,497)            (1,454)
Other income                                                                          227                 76
                                                                             --------------  ------------------
Net (loss) income                                                                    (162)             2,318
Change in net unrealized (loss) gain during period on:
     Investments classified as available-for-sale                                    (248)               464
                                                                             --------------  ------------------
Comprehensive (loss) income                                                   $      (410)     $       2,782
                                                                             ==============  ==================

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
Condensed Consolidated Statements of Cash Flows, Unaudited
(amounts in thousands)


                                                                 -------------------------------------------
                                                                             Three Months Ended
                                                                                 March 31,
                                                                 -------------------------------------------
                                                                        2004                    2003
                                                                 -------------------     -------------------

Operating activities:
   Net (loss) income                                             $           (162)               $   2,318
   Adjustments to reconcile net income to net cash provided by operating activities:
       Impairment charges                                                   1,497                    1,454
       Provision for loan losses                                            3,625                    5,003
       Amortization, net                                                    1,760                    1,018
       Other                                                                  176                      837
                                                                 -------------------     -------------------
   Net cash provided by operating activities                                6,896                   10,630
                                                                 -------------------     -------------------

Investing activities:
     Principal payments on collateral                                      45,426                   74,998
     Net decrease in other loans                                              138                      707
     Payments received on securities                                          159                      365
                                                                 -------------------     -------------------
       Net cash provided by investing activities                           45,723                   76,070
                                                                 -------------------     -------------------

Financing activities:
   Principal payments on non-recourse securitization financing            (46,123)                 (79,666)
   Decrease (increase) in due from affiliates                               3,693                   (7,034)
   Dividends distribution                                                 (10,189)                       -
                                                                 -------------------     -------------------
     Net cash used in financing activities                                (52,619)                 (86,700)
                                                                 -------------------     -------------------

Net decrease in cash                                                            -                        -
Cash, beginning of period                                                       -                        -
                                                                 -------------------     -------------------

Cash, end of period                                              $              -         $   -
                                                                 -------------------     -------------------
 disclosure of cash flow information:
   Cash paid for interest                                        $         10,460         $   13,181
                                                                 -------------------     -------------------


See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(amounts in thousands)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles" for complete financial statements. The financial statements include the accounts of Merit Securities Corporation (the "Company") and its wholly owned subsidiary, Financial Asset Securitization, Inc. ("FASI"), which was purchased from Dynex Capital, Inc. ("Dynex"), its parent, on March 31, 2002. The Company is a wholly owned, limited-purpose finance subsidiary of Issuer Holding Corporation ("IHC"). IHC was formed on September 4, 1996 to acquire all of the outstanding stock of the Company and certain other affiliates of Dynex. IHC is a wholly owned subsidiary of Dynex. Dynex has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986. Accordingly, the Company is not subject to federal income tax. The Company was organized to facilitate the securitization of loans through the issuance and sale of collateralized bonds (the "Bonds"). All inter company balances and transactions have been eliminated in the consolidation of the Company.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. The Condensed
Consolidated Balance Sheet at March 31, 2004 and December 31, 2003, the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2004 and 2003, the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003, and the related notes to condensed consolidated financial statements are unaudited. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made to the financial statements for 2003 to conform to the presentation for 2004. Certain basis adjustments were reclassified from securitized finance receivables within assets to non-recourse securitization financing within liabilities on the condensed consolidated balance sheet and from interest income to interest expense on the income statement. These remaining unamortized deferred hedging amounts were basis adjustments recorded prior to 2001, which related to financing hedges and are more appropriately recorded as part of the related debt.


NOTE 2 -- SECURITIZED FINANCE RECEIVABLES

Securitized finance receivables consists of loans and debt securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential housing and manufactured housing installment loans secured by a Unified Commercial Code ("UCC") filing. All securitized finance receivables are pledged to secure repayment of the related non-recourse securitization financing. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the non-recourse securitization financing. The Company's exposure to loss on securitized finance receivables is generally limited to the amount of collateral pledged in excess of the related non-recourse securitization financing issued, as the non-recourse securitization financing is non-recourse to the Company. The securitized finance receivables can be sold by the Company, but only subject to the lien of the non-recourse securitization financing indenture.

The following table summarizes the components of securitized finance receivables at March 31, 2004 and December 31, 2003. Debt securities pledged as securitized finance receivables are considered available-for-sale, and are therefore recorded at fair value. Loans pledged as securitized finance receivables are carried at amortized cost.

--------------------------------- ----------------------  ---------------------
                                     March 31, 2004        December 31, 2003
                                  ----------------------  ---------------------
  Loans, at amortized cost         $    766,568            $    804,871
  Allowance for loan losses             (22,377)                (20,990)
--------------------------------- ----------------------  ---------------------
                                        744,191                 783,881
  Debt securities, at fair value        240,413                 251,554
--------------------------------- ----------------------  ---------------------
                                   $    984,604            $  1,035,435
--------------------------------- ----------------------  ---------------------

The following table summarizes the amortized cost basis, gross unrealized gains, and estimated fair value of debt securities pledged as securitized finance receivables at March 31, 2004 and December 31, 2003:

-------------------------------------- --------------------  -------------------
                                          March 31, 2004      December 31, 2003
-------------------------------------- --------------------  -------------------
  Debt securities, at amortized cost    $    240,246          $    251,554
  Gross unrealized gains                         167                     -
-------------------------------------- --------------------  -------------------
  Estimated fair value                  $    240,413          $    251,554
-------------------------------------- --------------------  -------------------

The components of securitized finance receivables at March 31, 2004 and December 31, 2003 are as follows:

------------------------------- ------------------------------------------ ------------------------------------------
                                             March 31, 2004                            December 31, 2003
------------------------------- ------------------------------------------ ------------------------------------------
                                 Loans, net       Debt          Total       Loans, net    Debt            Total
                                               Securities                                 Securities
------------------------------- ------------- ------------- -------------- -------------- ----------- ---------------
Collateral:
     Manufactured housing       $    455,796  $   168,476   $    624,272   $    470,319   $  172,847  $     643,166
     Single family                   292,839       69,867        362,706        317,552       76,749        394,301
                                ------------- ------------- -------------- -------------- ----------- ---------------
                                     748,635      238,343        986,978        787,871      249,596      1,037,467
Funds held by trustees                     1            -              1              1            -              1
Accrued interest receivable            4,600        1,502          6,102          4,847        1,565          6,412
Unamortized (discounts) and
    premiums, net                     (9,045)         401         (8,644)        (8,838)         393         (8,445)
Unrealized gain, net                       -          167            167              -            -              -
------------------------------- ------------- ------------- -------------- -------------- ----------- ---------------
                                 $   744,191   $  240,413    $   984,604   $    783,881    $ 251,554  $   1,035,435
------------------------------- ------------- ------------- -------------- -------------- ----------- ---------------

All of the securitized finance receivables are encumbered by non-recourse securitized financing.


NOTE 3 -- ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity for the allowance for loan losses on loans within securitized finance receivables for the three months ended March 31, 2004 and March 31, 2003:

----------------------------------------- ------------------ -------------------
                                           March 31, 2004       March 31, 2003
----------------------------------------- ------------------ -------------------
 Beginning balance                            $  20,990            $  20,700
 Provision for loan losses                        3,625                5,003
 Losses charged-off, net of recoveries           (2,238)              (4,752)
----------------------------------------- ------------------ -------------------
 Ending balance                               $  22,377            $  20,951
----------------------------------------- ------------------ -------------------

The Company continues to experience unfavorable results in its manufactured housing loan portfolio in terms of elevated delinquencies and loss severity on repossessed units. For the period ended March 31, 2004, the Company added $3,625 in provisions for loan losses related to the manufactured housing loan portfolio.

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

The allowance for loan losses on the over-collateralization totaled $22,377 at March 31, 2004 and $20,951 at March 31, 2003, and are included in securitized finance receivables in the accompanying condensed consolidated balance sheets. Over-collateralization at March 31, 2004 and March 31, 2003 totaled $34,380 and $53,442 respectively.


NOTE 4 -- DUE FROM AFFILIATES, NET

Cash flows generated by operations are loaned by the Company to its parent and interest is charged to the parent at the Federal funds rate plus 100 basis points. These inter-company loans are subject to a maximum outstanding of balance of $50,000. Interest income on amounts due from affiliates was $245 and $4 for the three months ended March 31, 2004 and March 31, 2003, respectively.


NOTE 5-- FAIR VALUE

Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. The Company uses estimates in establishing fair value for its available-for-sale securities. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as securitized finance receivables is determined by calculating the present value of the projected cash flows of the instruments using prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those the Company believes would be used by third parties. Such discount rate used in the determination of fair value of securities pledged as securitized finance receivables was 16% at March 31, 2004 and December 31, 2003. Prepayment rate assumptions at March 31, 2004, and December 31, 2003, were generally at a CPR ranging from 30%-35% at March 31, 2004 and 35%-40% at December 31, 2003, for securitized finance receivables consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 8% for 2004 and 10% for 2003 for securitized finance receivables consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary depending on the collateral pledged.

Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of the Company's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the condensed consolidated financial statements.


NOTE 6-- RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Professional Accountants (AICPA) issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all non-governmental entities, including not-for-profit organizations. SOP No. 03-3 does not apply to loans originated by the entity. The Company is reviewing the implications of SOP No. 03-3 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB No. 105 addresses the application of generally accepted accounting practices which apply to loan commitments which are accounted for as a derivative instrument and measured at fair value. The Company is reviewing the implications of SAB No. 105 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.


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

After payment of the expenses of an offering and certain administrative expenses, the net proceeds from an offering of Bonds is used to purchase Collateral from IHC or various third parties. IHC can be expected to use the proceeds to reduce indebtedness incurred to obtain such loans or to acquire additional Collateral. After the issuance of a series of Bonds, the Company may sell the Collateral securing that series of Bonds, subject to the lien of the Bonds.

The Company is a financial services company, which invests in loans and securities consisting of or secured by, principally single family mortgage loans and manufactured housing installment loans. The loans and securities in which the Company invests have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse bonds ("non-recourse securitization financing"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company earns the net interest spread between the interest income on the loans and securities in its investment portfolio and the interest and other expenses associated with the non-recourse securitization financing.

The Company owns the right to call securitization financing previously issued and sold by the Company once the outstanding balance of such securities reaches a call trigger, generally either 35% or less of the original amount issued or a specified date. Generally interest rates on the bonds issued in the securitization financing increase by 0.30%-2.00% if the bonds are not redeemed by the Company. The Company will evaluate the benefit of calling such bonds at the time they are redeemable. An estimated $200 million of securitization financing were redeemable in March 2004 and an estimated $230 million will be redeemable in August 2004. These non-recourse securitization financings are collateralized by manufactured housing loans, and certain of the bonds may have interest rates which exceed current market rates. The Company has the right to call such bonds by class and is contemplating calling these bonds and reissuing them at the lower current market rates. On April 26, 2004, the Company redeemed the senior-most bond classes with an aggregate principal balance of $154.8 million in its Merit 12 securitization and reissued the bonds at a $7.4 million premium to the Company. At March 31, 2004, the aggregate callable balance at the time of the projected call of securitization financing which is expected to reach respective call triggers during the remainder of 2004 is approximately $230 million, relating to one securitization financing structure. The Company may or may not elect to call all or part of this securitization, or other securitizations, when eligible to call.

                          CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based in large part upon its condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles".) The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

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

Fair Value. Securities classified as available-for-sale are carried in the accompanying consolidated financial statements at estimated fair value. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as securitized finance receivables is determined by calculating the present value of the projected cash flows of the instruments using prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those believed would be used by third parties. Such discount rate used in the determination of fair value of securities pledged as securitized finance receivables was 16% at March 31, 2004 and December 31, 2003. Prepayment rate assumptions at March 31, 2004 and December 31, 2003 were generally at a "constant prepayment rate," or CPR, ranging from 30%-35% in 2004 and 35%-40% in 2003, for securitized finance receivables consisting of securities backed by single-family mortgage loans, and a CPR equivalent ranging from 8% for 2004 and 10% for 2003 for securitized finance receivables consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary depending on the collateral pledged.

Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of the Company's financial instruments are based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements.

Allowance for Loan Losses. The Company has limited exposure to credit risk retained on loans, which it has securitized through the issuance of non-recourse securitization financing. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade non-recourse securitization financing issued (commonly referred to as "over-collateralization"), excluding price premiums and discounts and hedge basis adjustments. The allowance for loan losses is included in securitized finance receivables in the accompanying condensed consolidated balance sheets.

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

                               FINANCIAL CONDITION

------------------------------------------------- -------------- ---------------
                                                     March 31,     December 31,
(amounts in thousands except series outstanding)        2004           2003
------------------------------------------------- -------------- ---------------

Securitized finance receivables:
    Loans, net                                    $    744,191   $    783,881
    Debt securities, available-for-sale                240,413        251,554
Other loans                                              2,544          2,683
Asset-backed security                                      724            801
Non-recourse securitization financing                  974,262      1,018,899
Shareholder's equity                                    55,754         65,857

Securitization financing bond series outstanding             4              4
------------------------------------------------- -------------- ---------------

Securitized finance receivables

As of both March 31, 2004 and December 31, 2003, the Company had 4 series of collateralized bonds outstanding. The securitized finance receivables decreased to $984.6 million at March 31, 2004 compared to $1.0 billion at December 31, 2003. This decrease of $50.8 million is the result of $45.4 million in paydowns on the collateral, $3.6 million of increased provisions for loan losses, a $1.5 million of impairment losses on securities, and a 0.3 million increase in accrued interest receivable.

Other loans

Other loans decreased to $2.6 million at March 31, 2004 from $2.7 million at December 31, 2003. Other loans is composed of non-performing loans not included in the securitization completed in April 2002 which were reclassified to Other loans from securitized finance receivables. This decrease resulted from paydowns on the loans of $0.1 million.

Asset-backed security

Asset-backed security decreased to $0.7 million at March 31, 2004, compared to $0.8 million at December 31, 2003, as a result of principal payments of $0.1 million during the year.

Non-recourse securitization financing

Non-recourse securitized financing decreased to $974.3 million at March 31, 2004 from $1.0 billion at December 31, 2003. This decrease of $44.6 million is the result of $46.1 million in paydowns offset by $1.5 million of amortization of premium and discounts during the three months ended March 31, 2004.

Shareholder's equity

Shareholder's equity decreased to $55.8 million at March 31, 2004 from $65.9 million at December 31, 2003. This decrease was the result of a net loss of $0.2 million during the three months ended March 31, 2004 and a dividend payment of

$10.2 million to its parent company, IHC offset by a $0.3 million unrealized gain on investments classified as available-for-sale.




                              RESULTS OF OPERATIONS

----------------------------- --------------------------------------------------
                                           Three Months Ended
                                                March 31,
----------------------------- --------------------------------------------------
   (amounts in thousands)              2004                   2003
----------------------------- ----------------------- --------------------------
   Interest income                  $   16,849             $   22,454
   Interest expense                     12,116                 13,755
   Provision for loan losses             3,625                  5,003
   Net interest margin                   1,108                  3,696
   Impairment charges                   (1,497)                (1,454)
   Net (loss) income                      (162)                 2,318
----------------------------- ----------------------- --------------------------

Interest income decreased to $16.8 million for the three months ended March 31, 2004 from $22.5 million for the three months ended March 31, 2003. This decrease was primarily a result of the continued impact of prepayments on interest income, as average securitized finance receivables declined from $1.3 billion at March 31, 2003 to $1.0 billion at March 31, 2004, coupled with the overall decline in one-month London InterBank Offered Rate ("LIBOR") from 1.30% at March 31, 2003 to 1.09% at March 31, 2004.

Interest and other expense decreased to $12.1 million for the three months ended March 31, 2004 from $13.8 million for the three months ended March 31, 2003 primarily due to the decrease in one-month LIBOR from 1.30% at March 31, 2003 to 1.09% at March 31, 2004 and the decline in average securitization financing bonds due to paydowns on the related securitized finance receivables. The average securitization financing bonds decreased from $1.2 billion in 2003 to $962 million in 2004.

Provision for loan losses decreased to $3.6 million for the three months ended March 31, 2004 from $5.0 million for the same period in 2003 due largely to losses on one securitization now being borne by the subordinated bondholders.

Net interest margin for the three months ended March 31, 2004 was $1.1 million compared to $3.7 million for the same period in 2003. This decrease for the three months ended March 31, 2004 was the result of a $1.4 million decrease in provision for loan losses and a $1.6 million decrease in interest and other expense, offset by a $5.6 million decrease in interest income, as discussed above.

Impairment charges increased to $1.5 million for the three months ended March 31, 2004 from $1.4 million for the same period in 2003. This increase resulted from the under-performance of the Company's manufactured housing loan portfolio in debt securities.

Credit Exposures

With non-recourse securitization financing structures, the Company retains credit risk relative to the amount of over-collateralization required in conjunction with the bond insurance. Losses are generally first applied to the over-collateralized amount, with any losses in excess of that amount borne by the holders of the subordinated classes of the non-recourse securitization financing. Generally, surplus cash that would otherwise be released to the
Company is retained within the securitization structure if losses exceed a certain threshold. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the non-recourse securitization financing. At March 31, 2004, the Company retained $34.4 million in aggregate principal amount of over-collateralization compared to $37.9 million at December 31, 2003. For certain other securitizations, since cumulative losses have depleted the required level of over-collateralization provided as credit enhancement, surplus cash in the amount of $1.0 million was retained to cover losses. Other forms of credit enhancement that benefit the Company, based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $27.5 million and a remaining deductible aggregating $0.8 million on $47.0 million of securitized single family mortgage loans, which are subject to such reimbursement agreements. In addition, $153.6 million of securitized single family mortgage loans are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 82% on such policies before the Company would incur losses.

Recent Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Professional Accountants (AICPA) issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all non-governmental entities, including not-for-profit organizations. SOP No. 03-3 does not apply to loans originated by the entity. The Company is reviewing the implications of SOP No. 03-3 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB No. 105 addresses the application of generally accepted accounting practices which apply to loan commitments which are accounted for as a derivative instrument and measured at fair value. The Company is reviewing the implications of SAB No. 105 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

Other Matters

At March 31, 2004, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.


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

The Company focuses on the sensitivity of its investment portfolio cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as interest rate movements in 100 basis point and 200 basis point ratable increments, both up and down, over the ensuing twelve months from the measurement date. The Company estimates its net interest margin cash flow for the next twenty-four months assuming that interest rates over such time period follow the forward LIBOR curve (based on the 90-day Eurodollar futures contract) as of March 31, 2004. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

The following table summarizes the Company's net interest margin cash flow and market value sensitivity analysis as of March 31, 2004. This analysis represents management's estimate of the percentage change in net interest margin cash flow and value expressed as a percentage change in shareholders' equity given a parallel shift in interest rates, as discussed above. The "Base" case represents the interest rate environment as it existed as of March 31, 2004. As of March 31, 2004, one-month LIBOR was 1.09% and six-month LIBOR was 1.16%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrower's option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. Given the current composition and performance of the investment portfolio, and the limitation to estimating twenty-four months of net interest margin cash flows, variations in prepayment rate assumptions are not expected to have a material impact on the net interest margin cash flows. Projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's non-recourse securitization financing, underlying collateral, and asset-backed securities held-to-maturity and there are likely to be such changes in the future.


                              Projected in Net
       Basis Point          Interest Margin Cash   Projected Change in Value,
 Increase (Decrease) in          Flow From          expressed as a percentage of
     Interest Rates              Base Case            Shareholders'Equity
------------------------- ------------------------- ----------------------------
          +200                    (18.4)%                  (14.4)%
          +100                    (11.4)%                   (7.2)%
          Base
          -100                     13.0%                    10.1%
          -200                     19.1%                    18.5%

Approximately $326.8 million of the Company's investment portfolio as of March 31, 2004 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 71% and 14% of the ARM loans or securities underlying the Company's securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively. These ARM assets are financed with adjustable-rate non-recourse securitization financing borrowings.

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

The remaining portion of the Company's securitized finance receivables as of March 31, 2004, approximately $695.6 million, is comprised of loans that have coupon rates that are fixed. The Company has limited its interest rate risk on such collateral primarily through (i) the issuance of fixed-rate non-recourse securitization financing which approximated $436.7 million as of March 31, 2004, and (ii) equity, which was $55.8 million. Overall, the Company's interest rate risk is primarily related to the rate of change in short-term interest rates, not the level of short-term interest rates.


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

                  In conducting its review of disclosure controls, management concluded that sufficient disclosure controls and procedures did exist to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


(b) Changes in internal controls.

                  The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. During the Company's last fiscal quarter, processes were implemented to monitor overcollateralization on non-recourse securitization financing to more accurately predict when losses will begin to be borne by subordinated bond classes. There were no other changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect internal control over financial reporting.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings:

         None.

Item 5.  Other Information:

         None.


Item 6.  Exhibits and Reports on Form 8-K:

         a)       Exhibits

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


         b) Reports on Form 8-K

                  None.

I

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MERIT SECURITIES CORPORATION




Dated:  May 21, 2004                By:    /s/ Stephen J. Benedetti
                                           -------------------------------------
                                           Stephen J. Benedetti
                                           President


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                        Capacity                       Date


/s/ Stephen J. Benedetti                        Principal Executive Officer/Director         May 21, 2004
--------------------------------------------
Stephen J. Benedetti


/s/ Kevin J. Sciuk                              Principal Financial Officer/Controller       May 21, 2004
--------------------------------------------
Kevin J. Sciuk

                                  EXHIBIT INDEX

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