Form 10-Q
period 2004-06-30
MERIT SECURITIES CORP
filed 2004-08-20
CIK 929426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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


As of July 31, 2004, there were 1,000 shares of Merit Securities Corporation common stock outstanding.

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.
================================================================================

                          MERIT SECURITIES CORPORATION

                                    FORM 10-Q

                                      Index


                                                                                                            Page

PART I.    FINANCIAL INFORMATION
Item 1.       Financial Statements
              Condensed Consolidated Balance Sheets at June 30, 2004

                  and December 31, 2003 (unaudited)...........................................................1

              Condensed Consolidated Statements of Operations and Comprehensive
                  (Loss) Income for the three months and six months ended June 30, 2004 and 2003 (unaudited)........................................................................2

              Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited)....................................................3

              Notes to Unaudited Condensed Consolidated Financial Statements..................................4

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................................................7

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.....................................12

Item 4.       Controls and Procedures........................................................................13


PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................................14

Item 5.       Other Information..............................................................................14

Item 6.       Exhibits and Reports on Form 8-K...............................................................14

SIGNATURES  .................................................................................................15

EXHIBIT INDEX ...............................................................................................16


PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

MERIT SECURITIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)


                                                                     ---------------------    ---------------------
                                                                        June 30, 2004           December 31, 2003
                                                                     ---------------------    ---------------------

  ASSETS:
       Securitized finance receivables:
         Loans                                                           $     702,088            $     783,881
         Debt securities, available-for-sale                                   227,133                  251,554
       Other loans                                                               1,425                    2,683
       Asset-backed security, held-to-maturity                                     579                      801
       Due from affiliates, net                                                 56,440                   45,837
                                                                     ---------------------    ---------------------
                                                                         $     987,665            $   1,084,756
                                                                     =====================    =====================

  LIABILITIES AND SHAREHOLDER'S EQUITY
  LIABILITIES:
       Non-recourse securitization financing                             $     933,508        $       1,018,899

  SHAREHOLDER'S EQUITY:
       Common stock, no par value, 10,000 shares authorized,
         1,000 shares issued and outstanding                                        10                       10
       Additional paid-in capital                                               68,674                   68,674
       Accumulated other comprehensive income (loss)                             3,174                      (82)
       Accumulated deficit                                                     (17,701)                  (2,745)
                                                                                54,157                   65,857
                                                                     ---------------------    ---------------------
                                                                         $     987,665            $   1,084,756
                                                                     =====================    =====================

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
     COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(amounts in thousands)




                                                              -------------------------------    ------------------------------
                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                          June 30,
                                                              -------------------------------    ------------------------------
                                                                  2004              2003             2004             2003
                                                              -------------     -------------    -------------     ------------

Interest income:
   Securitized finance receivables                              $   15,899        $   20,518      $   32,662        $   42,872
   Other loans                                                          34                38              68                76
   Asset-backed security, held-to-maturity                              40                54              92               115
                                                              -------------     -------------    -------------     ------------
                                                                    15,973            20,610          32,822            43,063
                                                              -------------     -------------    -------------     ------------

Interest and related expense:
   Interest expense on non-recourse securitization
     financing                                                      11,177            12,997          22,893            26,513
   Other non-recourse securitization financing expense                 356               616             756               854
                                                              -------------     -------------    -------------     ------------
                                                                    11,533            13,613          23,649            27,367
                                                              -------------     -------------    -------------     ------------

Net interest margin before provision for loan losses                 4,440             6,997           9,173            15,696
Provision for loan losses                                           (3,985)          (10,030)         (7,610)          (15,033)
                                                              -------------     -------------    -------------     ------------
Net interest margin                                                    455            (3,033)          1,563               663

Impairment charges                                                  (5,461)                -          (6,958)           (1,454)
Other income                                                           401                23             628               100
                                                              -------------     -------------    -------------     ------------
Net loss                                                            (4,605)           (3,010)         (4,767)             (691)
Change in net unrealized gain during period on:
Investments classified as available-for-sale                         3,007             1,847           3,256             2,445
                                                              -------------     -------------    -------------     ------------
Comprehensive (loss) income                                     $   (1,598)       $   (1,163)     $   (1,511)       $    1,754
                                                              =============     =============    =============     ============

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)



                                                                                --------------------------------------
                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                --------------------------------------
                                                                                      2004                 2003
                                                                                -----------------    -----------------

Operating activities:

    Net loss                                                                        $     (4,767)        $      (691)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Impairment charges                                                                   6,958               1,454
      Provision for loan losses                                                            7,610              15,033
      Amortization, net                                                                    2,796               2,549
      Other                                                                                  504                 997
                                                                                -----------------    -----------------
        Net cash provided by operating activities                                         13,101              19,342
                                                                                -----------------    -----------------

Investing activities:
      Principal payments on collateral                                                    93,847             147,400
      Net decrease in other loans                                                          1,258               1,559
      Payments received on securities                                                        344                 725
                                                                                -----------------    -----------------
        Net cash provided by investing activities                                         95,449             149,684
                                                                                -----------------    -----------------

Financing activities:
      Proceeds from issuance of non-recourse securitization financing                      7,008                   -
      Principal payments on non-recourse securitization financing                        (94,766)           (151,727)
      Increase in due from affiliates                                                    (10,603)            (17,299)
      Dividends distribution                                                             (10,189)                  -
                                                                                -----------------    -----------------
        Net cash used for financing activities                                          (108,550)           (169,026)
                                                                                -----------------    -----------------
Net change in cash                                                                             -                   -
Cash, beginning of period                                                                      -                   -
                                                                                -----------------    -----------------

Cash, end of period                                                                 $          -         $         -
                                                                                =================    =================


Supplemental disclosure of cash flow information:
    Cash paid for interest                                                          $     20,971         $    24,835
                                                                                =================    =================

See notes to unaudited condensed consolidated financial statements.

MERIT SECURITIES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(amounts in thousands)

NOTE 1 - BASIS OF PRESENTATION

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. The Condensed Consolidated Balance Sheet at June 30, 2004 and December 31, 2003, the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months and six months ended June 30, 2004 and 2003, the Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2004 and 2003, and the related notes to condensed consolidated financial statements are unaudited. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2003.

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


NOTE 2 - SECURITIZED FINANCE RECEIVABLES

Securitized finance receivables consists of loans and debt securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family residential housing and manufactured housing installment loans secured by a Uniform Commercial Code ("UCC") filing. All securitized finance receivables are pledged to secure repayment of the related non-recourse securitization financing. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the non-recourse securitization financing. The Company's exposure to loss on securitized finance receivables is generally limited to the amount of collateral pledged in excess of the related non-recourse securitization financing issued, as the securitization financing is non-recourse to the Company. The securitized finance receivables can be sold by the Company, but only subject to the lien of the non-recourse securitization financing indenture.

The following table summarizes the components of securitized finance receivables at June 30, 2004 and December 31, 2003. Debt securities pledged as securitized finance receivables are considered available-for-sale, and are therefore recorded at fair value. Loans pledged as securitized finance receivables are carried at amortized cost.

---------------------------------- ------------------- -------------------------
                                     June 30, 2004        December 31, 2003
---------------------------------- ------------------- -------------------------
   Loans, at amortized cost          $     725,658       $      804,871
   Allowance for loan losses               (23,570)             (20,990)
---------------------------------- ------------------- -------------------------
                                           702,088              783,881
   Debt securities, at fair value          227,133              251,554
---------------------------------- ------------------- -------------------------
                                     $     929,221       $    1,035,435
---------------------------------- ------------------- -------------------------


The following table summarizes the amortized cost basis, gross unrealized gains and losses, and estimated fair value of debt securities pledged as securitized finance receivables as of June 30, 2004 and December 31, 2003:

--------------------------------------- --------------- ------------------------
                                         June 30, 2004    December 31, 2003
--------------------------------------- --------------- ------------------------
   Debt securities, at amortized cost    $     223,959   $    251,554
   Gross unrealized gain                         3,174              -
--------------------------------------- --------------- ------------------------
   Estimated fair value                  $     227,133   $    251,554
--------------------------------------- --------------- ------------------------


The components of securitized finance receivables at June 30, 2004 and December 31, 2003 are as follows:


------------------------------- ------------------------------------------ ------------------------------------------
                                              June 30, 2004                            December 31, 2003
------------------------------- ------------------------------------------ ------------------------------------------
                                Loans, net       Debt          Total       Loans, net        Debt         Total
                                               Securities                                 Securities
------------------------------- ------------- ------------- -------------- -------------- ----------- ---------------
Collateral:
     Manufactured housing       $    439,705  $   159,421   $    599,126   $    470,319   $  172,847  $     643,166
     Single family                   267,265       62,722        329,987        317,552       76,749        394,301
                                ------------- ------------- -------------- -------------- ----------- ---------------
                                     706,970      222,143        929,113        787,871      249,596      1,037,467
Funds held by trustees                     1            -              1              1            -              1
Accrued interest receivable            4,389        1,434          5,823          4,847        1,565          6,412
Unamortized (discounts) and
    premiums, net                     (9,272)         382         (8,890)        (8,838)         393         (8,445)
Unrealized gain, net                       -        3,174          3,174              -            -              -
------------------------------- ------------- ------------- -------------- -------------- ----------- ---------------
                                 $   702,088   $  227,133    $   929,221   $    783,881    $ 251,554  $   1,035,435
------------------------------- ------------- ------------- -------------- -------------- ----------- ---------------

Non-recourse securitization financing encumbers all of the securitized finance receivables.


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity for the allowance for loan losses on loans within securitized finance receivables for the six months ended June 30, 2004 and June 30, 2003:


-------------------------------------- ------------------- ---------------------
                                          June 30, 2004       June 30, 2003
-------------------------------------- ------------------- ---------------------
   Allowance, beginning of the period     $      20,990       $      20,700
   Provision for loan losses                      7,610              15,033

   Credit losses, net of recoveries              (5,030)             (9,695)
-------------------------------------- ------------------- ---------------------
   Allowance, end of the period           $      23,570       $      26,038
-------------------------------------- ------------------- ---------------------


The Company continues to experience unfavorable results in its manufactured housing loan portfolio in terms of elevated delinquencies and loss severity on repossessed units. For the six months ended June 30, 2004, the Company added $7,610 in provisions for loan losses related to the manufactured housing loan portfolio.

The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade non-recourse securitization financing issued (commonly referred to as "over-collateralization"), excluding price premiums and discounts and hedge basis adjustments. Within each non-recourse securitization financing, a group of loans are held within the securitization structure as a credit reserve to provide additional cash flow to cover losses. Once the cumulative level of losses have surpassed the cash flow available from the credit reserve and losses have depleted the over-collateralization, future losses are passed to the holders of the lowest classes of bonds within the structure. In some cases, the aggregate loss exposure may be increased by the use of surplus cash or cash reserve funds contained within the security structure to cover losses. On one of the deal structures of the Company, total cumulative losses have surpassed the cash flow available from the credit reserve and have completely depleted the over-collateralization. During the three months ended December 31, 2003, losses on this securitization began to pass to the subordinate class bondholders. The reserves for loan losses on this securitization decreased as these losses began to be borne by the subordinated bondholders.

The allowance for loan losses on the over-collateralization totaled $23,570 at June 30, 2004 and $26,038 at June 30, 2003, and are included in securitized finance receivables in the accompanying condensed consolidated balance sheets. Over-collateralization at June 30, 2004 and June 30, 2003 totaled $31,441 and $48,505 respectively.


NOTE 4 - DUE FROM AFFILIATES, NET

Due from affiliates, net, includes amounts loaned by the Company to its parent, or to affiliates of its parent. Interest is charged on amounts due to or from affiliates at the Federal Funds rate plus 100 basis points. Interest income was $312 and $558 for the three and six-months ended June 30, 2004, respectively on amounts due from affiliates. Interest income was $63 and $67 for the three and six-months ended June 30, 2003, respectively on amounts due from affiliates.


NOTE 5 - FAIR VALUE

Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Securities are both fixed-rate and adjustable-rate. Estimates of fair value for securities are based on market prices provided by certain dealers, when available. Estimates of fair value for certain other securities, including securities pledged as securitized finance receivables, are determined by calculating the present value of the projected cash flows of the instruments using market based assumptions such as the forward yield based on the forward Eurodollar curve and estimated market spreads to applicable indices for comparable securities, and using collateral based assumptions such as prepayment rates and credit loss assumptions based on the most recent performance and anticipated performance of the underlying collateral.


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force ("EITF") amended and ratified previous consensus reached on EITF 03-01, "The Meaning of Other-Than-Temporary Impairment", to introduce a three-step model to: 1) determine whether an investment is impaired; 2) evaluate whether the impairment is other-than-temporary; and 3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. The amount of other-than-temporary impairments to be recognized, if any, will be dependent on market conditions and management's intentions and ability at the time of evaluation to hold underwater investments until forecasted recovery in the fair value up to and beyond the adjusted cost. This amendment is effective for financial periods beginning after June 15, 2004. The Company has reviewed this statement but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

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

The Company owns the right to call securitization financing previously issued and sold by the Company once the outstanding balance of such securities reaches a call trigger, generally either 35% or less of the original amount issued or a specified date. Generally interest rates on the bonds issued in the securitization financing increase by 0.30%-2.00% if the Company does not redeem the bonds. The Company will evaluate the benefit of calling such bonds at the time they are redeemable. On April 26, 2004, the Company redeemed the senior-most bond classes with an aggregate principal balance of $154.8 million in its MERIT Series 12 securitization and reissued the bonds at a $7.0 million premium to the Company. In addition, MERIT Series 13 reaches its optional redemption date in August 2004, and the senior-most bond classes in this securitization financing will have an estimated aggregate balance of approximately $140.0 million. The Company estimates the value of these senior-most bond classes to be approximately $4 million in excess of their purchase price, and is currently attempting to structure a resecuritization of these bonds where the company would retain a subordinate interest of as much as $15 million in the new securitization which would have an estimated unleveraged yield of approximately 15%. The Company's SASCO 2002-9 securitization financing is projected to reach a call trigger during the first quarter of 2005 with an aggregate callable balance of approximately $200 million at that time. The Company may or may not elect to call all or part of this securitization, or other securitizations, when eligible to call.


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

Consolidation of Subsidiaries. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after significant inter-company transactions have been eliminated.

Impairments. The Company evaluates all securities in its investment portfolio for other-than-temporary impairments. A security is generally defined to be other-than-temporarily impaired if, for a maximum period of three consecutive quarters, the carrying value of such security exceeds its estimated fair value and the Company estimates, based on projected future cash flows or other fair value determinants, that the carrying value is not likely to exceed fair value in the foreseeable future. A security will be considered other-than-temporarily impaired sooner than three consecutive quarters if the security is subject to credit losses, and credit performance of such collateral has deteriorated and is not anticipated to substantially recover for the foreseeable future. If an other-than-temporary impairment is deemed to exist, the Company records an impairment charge to adjust the carrying value of the security down to its estimated fair value. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

The Company considers an investment to be impaired if the fair value of the investment is less than its recorded cost basis. Impairments of other investments are considered other-than-temporary when the Company determines that the collection trends indicate the investment is not recoverable. The impairment recognized on other investments is the difference between the book value of the investment and the expected collections less collection costs.

Fair Value. Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Securities are both fixed-rate and adjustable-rate. Estimates of fair value for securities are based on market prices provided by certain dealers, when available. Estimates of fair value for certain other securities, including securities pledged as securitized finance receivables, are determined by calculating the present value of the projected cash flows of the instruments using market based assumptions such as the forward yield based on the forward Eurodollar curve and estimated market spreads to applicable indices for comparable securities, and using collateral based assumptions such as prepayment rates and credit loss assumptions based on the most recent performance and anticipated performance of the underlying collateral.

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

An allowance for loan losses has been estimated and established for currently existing probable losses to the extent losses are borne by the Company under the terms of the securitization transaction. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses are established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance are a current period expense to operations. Generally, the Company considers manufactured housing loans to be impaired when they are thirty (30) days past due. The Company also provides an allowance for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired based on default trends, current market conditions and empirical observable performance data on the loans. Single-family loans are considered impaired when they are sixty (60) days past due. The Company's actual credit losses may differ from those estimates used to establish the allowance.

                               FINANCIAL CONDITION


-------------------------------------------------- ------------ ----------------
                                                      June 30,   December 31,
(amounts in thousands except series outstanding)        2004         2003
-------------------------------------------------- ------------ ----------------

Securitized finance receivables:

    Loans, net                                     $  702,088   $    783,881
    Debt securities, available-for-sale               227,133        251,554
Other loans                                             1,425          2,683
Asset-backed security                                     579            801
Non-recourse securitization financing                 933,508      1,018,899
Shareholder's equity                                   54,157         65,857

Securitization financing bond series outstanding            4              4
-------------------------------------------------- ------------ ----------------



Securitized finance receivables - loans, net

As of both June 30, 2004 and December 31, 2003, the Company had 4 series of securitization financing bond series outstanding. The loans portion of securitized finance receivables decreased to $702.1 million at June 30, 2004 compared to $783.9 million at December 31, 2003. This decrease of $81.8 million is primarily the result of $73.3 million in paydowns on the collateral, $7.6 million of additions to allowance for loan losses, and $0.9 million of net premium amortizations and decrease in accrued interest receivable.


Securitized finance receivables - debt securities


The debt securities portion of securitized finance receivables decreased to $227.1 million at June 30, 2004 compared to $251.6 million at December 31, 2003. This decrease of $24.4 million is primarily the result of $20.5 million in paydowns on the collateral, $6.9 million of impairment losses, and $0.2 million of net premium amortizations and decrease in accrued interest receivable offset by a $3.2 million increase in unrealized gain on debt securities.



Other loans

Other loans decreased to $1.4 million at June 30, 2004 from $2.7 million at December 31, 2003. Other loans is composed of single family loans not included in the securitization completed in April 2002 and retained by the Company as individual loans. This decrease resulted from pay-downs on the loans of $1.3 million.


Asset-backed security

The asset-backed security decreased to $0.6 million at June 30, 2004, compared to $0.8 million at December 31, 2003, as a result of principal payments of $0.2 million during the year.


Non-recourse securitization financing

Non-recourse securitization financing decreased to $933.5 million at June 30, 2004 from $1.0 billion at December 31, 2003. This decrease of $85.4 million is the result of $94.8 million in paydowns offset by $7.0 million of additional premium on the call and re-issuance of non-recourse securitization financing and $2.4 million of amortization of premium and discounts during the six months ended June 30, 2004.


Shareholder's equity

Shareholder's equity decreased to $54.2 million at June 30, 2004 from $65.9 million at December 31, 2003. This decrease was the result of a dividend payment of $10.2 million to its parent company, IHC and a net loss of $4.7 million offset by a $3.2 million unrealized gain on investments classified as available-for-sale during the six months ended June 30, 2004.



                              RESULTS OF OPERATIONS

-------------------------------------------------------------------------------------------------
(amounts in thousands)          Three Months Ended                    Six Months Ended
                                     June 30,                             June 30,
                          ---------------------------------  ------------------------------------
                              2004              2003               2004               2003
-----------------------------------------------------------  ------------------------------------
Interest income            $   15,973        $   20,610        $   32,822         $   43,063
Interest expense               11,533            13,613            23,649             27,367
Provision for loan losses      (3,985)          (10,030)           (7,610)           (15,033)
Net interest margin               455            (3,033)            1,563                663
Impairment charges             (5,461)                -            (6,958)            (1,454)
Net loss                       (4,605)           (3,010)           (4,767)              (691)
-------------------------------------------------------------------------------------------------

Interest income decreased to $16.0 million from $20.6 million for the three months ended June 30, 2004 and 2003, respectively. Interest income decreased to $32.8 million for the six months ended June 30, 2004 from $43.1 million for the same period in 2003. This decrease was primarily a result of the continued impact of prepayments on interest income, as average securitized finance receivables declined from $1.3 billion to $1.0 billion for the six-months ended June 30, 2003 and 2004 respectively and $1.2 billion to $1.0 billion for the three-months ending June 30, 2003 and 2004, respectively, offset by an increase in one-month London InterBank Offered Rate ("LIBOR") during the three and six months ended June 30, 2004 and 2003. The one-month LIBOR rate at June 30, 2004 was 1.37% as compared to 1.12% at June 30, 2003.

Interest expense decreased to $11.5 million from $13.6 million for the three months ended June 30, 2004 and 2003, respectively. Interest expense decreased to $23.6 million for the six months ended June 30, 2004 from $27.4 million for the six months ended June 30, 2003. This decrease resulted from a decline in average non-recourse securitization financing due to prepayments and paydowns on the related securitized finance receivables and normal scheduled bond paydowns, offset by an increase in one-month LIBOR during the three and six months ended June 30, 2004 and 2003. The average securitization financing bonds declined from $1.2 billion to $937.5 million for the six months ended June 30, 2003 and 2004 respectively and from $1.1 billion to $914.8 million for the three months ending June 30, 2003 and 2004 respectively. The one-month LIBOR rate at June 30, 2004 was 1.37% as compared to 1.12% at June 30, 2003.

Provision for loan losses decreased to $4.0 million from $10.0 million for the three months ended June 30, 2004 and 2003, respectively. Provision for loan losses decreased to $7.6 million for the six months ended June 30, 2004 from $15.0 million for the same period in 2003. Provision for loan losses has declined due largely to losses on one securitization being borne by the subordinated bondholders. Within each non-recourse securitization financing series, a group of loans are held within the securitization structure as additional support for potential credit losses and to provide additional cash flow to cover such credit losses. Once the cumulative level of losses surpassed the cash flow available from the credit reserve and losses have depleted the over-collateralization, future losses are passed to the holders of the lowest classes of bonds within the structure. On one of the Company's securitizations, total cumulative losses have surpassed the level of the cash flow available from the credit reserve and have completely depleted the over-collateralization. As the over-collateralization has been depleted, the Company's provision for loan losses correspondingly declined.

Net interest margin increased to $0.5 million from a negative $3.0 million for the three months ended June 30, 2004 and 2003, respectively. This increase was a result of a decrease of $1.9 million in interest expense and a decrease of $6.0 million in provision for loan losses offset by a decrease of $4.4 million in interest income, as discussed above. Net interest margin increased to $1.6 million from $0.7 million for the six months ended June 30, 2004 and 2003, respectively. This increase was a result of a decrease of $7.4 million in provision for loan losses, as discussed above, and a $3.3 million decrease in interest expense offset by a $9.9 million decrease in interest income during the respective periods.

Impairment charges increased by $5.5 million for the three months ended June 30, 2004 from the same period last year on debt securities pledged as securitized finance receivables and comprised largely of manufactured housing loans. Impairment charges increased to $6.9 million from $1.4 million for the six months ended June 30, 2004 and 2003, respectively. This increase was primarily a result of losses on debt securities pledged as securitized finance receivables and comprised largely of manufactured housing loans. Impairment of these debt securities is determined as the difference between the fair value of the security, as measured by discounting the cash flows of the security certificates utilizing prepayment and loan loss rate assumptions, at discount rates that a market participant would use, and the book value of those securities. The fair value of these debt securities has declined during the second quarter 2004 as the result of an increase in losses during the quarter which is not anticipated to improve for the foreseeable future. The Company believes that market participants will use the higher loss rate assumptions in evaluating the fair value of these securities.


Credit Exposures

With non-recourse securitization financing structures, the Company retains credit risk relative to the amount of over-collateralization required in conjunction with the bond insurance. Losses are generally first applied to the over-collateralized amount, with any losses in excess of that amount borne by the holders of the subordinated classes of the non-recourse securitization financing. Generally, surplus cash that would otherwise be released to the
Company is retained within the securitization structure if losses exceed a certain threshold. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the non-recourse securitization financing. At June 30, 2004, the Company retained $31.4 million in aggregate principal amount of over-collateralization compared to $37.9 million at December 31, 2003. For certain other securitizations, since cumulative losses have depleted the required level of over-collateralization provided as credit enhancement, surplus cash in the amount of $1.5 million was retained to cover losses. Other forms of credit enhancement that benefit the Company, based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $27.5 million and a remaining deductible aggregating $0.2 million on $41.0 million of securitized single family mortgage loans, which are subject to such reimbursement agreements. In addition, $138.6 million of securitized single family mortgage loans are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 62% on such policies before the Company would incur losses.


Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force ("EITF") amended and ratified previous consensus reached on EITF 03-01, "The Meaning of Other-Than-Temporary Impairment", to introduce a three-step model to: 1) determine whether an investment is impaired; 2) evaluate whether the impairment is other-than-temporary; and 3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. The amount of other-than-temporary impairments to be recognized, if any, will be dependent on market conditions and management's intentions and ability at the time of evaluation to hold underwater investments until forecasted recovery in the fair value up to and beyond the adjusted cost. This amendment is effective for financial periods beginning after June 15, 2004. The Company has reviewed this statement but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

Other Matters

At June 30, 2004, the Company had securities of approximately $308.6 million remaining for issuance under a registration statement filed with the Securities and Exchange Commission. The Company anticipates issuing additional Bonds in the future.


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

The Company focuses on the sensitivity of its investment portfolio cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as interest rate movements in 100 basis point and 200 basis point ratable increments, both up and down, over the ensuing twelve months from the measurement date. The Company estimates its net interest margin cash flow for the next twenty-four months assuming that interest rates over such time period follow the forward LIBOR curve (based on the 90-day Eurodollar futures contract) as of June 30, 2004. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

The following table summarizes the Company's net interest margin cash flow and market value sensitivity analysis as of June 30, 2004. This analysis represents management's estimate of the percentage change in net interest margin cash flow and value expressed as a percentage change in shareholders' equity given a parallel shift in interest rates, as discussed above. The "Base" case represents the interest rate environment as it existed as of June 30, 2004. As of June 30, 2004, one-month LIBOR was 1.37% and six-month LIBOR was 1.94%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrower's option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. Given the current composition and performance of the investment portfolio, and the limitation to estimating twenty-four months of net interest margin cash flows, variations in prepayment rate assumptions are not expected to have a material impact on the net interest margin cash flows. Projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's non-recourse securitization financing, underlying collateral, and asset-backed securities held-to-maturity and there are likely to be such changes in the future.

                            Projected in Net      Projected Change in Value,
       Basis Point        Interest Margin Cash     expressed as a percentage
 Increase (Decrease) in        Flow From            of Shareholders'
     Interest Rates            Base Case                Equity
------------------------ ---------------------- --------------------------------
          +200                  (18.6)%                 (9.8)%
          +100                   (5.2)%                 (4.7)%
          Base
          -100                   11.9%                   5.0%
          -200                   25.8%                   9.7%

Approximately $298.5 million of the Company's investment portfolio as of June 30, 2004 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 71% and 14% of the ARM loans or securities underlying the Company's securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively. These ARM assets are financed with adjustable-rate non-recourse securitization financing borrowings.

Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and securitized finance receivables relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), the Company has substantially limited its interest rate risk on such investments through (a) the issuance of fixed-rate non-recourse securitization financing which approximated $439.7 million as of June 30, 2004, and (b) equity, which was $54.2 million. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that the Company has entered into such agreements. The remaining portion of the Company's securitized finance receivables as of June 30, 2004, approximately $670.4 million, is comprised of loans that have coupon rates that are fixed.


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

                  As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective.

                  In conducting its review of disclosure controls, management concluded that sufficient disclosure controls and procedures did exist to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in internal controls.

                  The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company's internal controls or in other factors that could materially affect, or are reasonably likely to materially affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.






PART II.     OTHER INFORMATION


Item 1.  Legal Proceedings:

None.


Item 5.  Other Information:

None.


Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MERIT SECURITIES CORPORATION




Dated:  August 20, 2004              By:    /s/ Stephen J. Benedetti
                                            ------------------------------------
                                            Stephen J. Benedetti
                                            President


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                        Capacity                       Date


/s/ Stephen J. Benedetti                        Principal Executive Officer/Director         August 20, 2004
--------------------------------------------
Stephen J. Benedetti


/s/ Kevin J. Sciuk                              Principal Financial Officer/Controller       August 20, 2004
--------------------------------------------
Kevin J. Sciuk

                                  EXHIBIT INDEX


Exhibit


31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1            Certification  of Principal  Executive   Officer  and  Principal
                Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.